Form 10-K
period 2012-12-31
GLIMCHER REALTY TRUST
filed 2013-02-22
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12482
GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	31-1390518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 East Broad Street	43215
Columbus, Ohio	(Zip Code)
Registrant’s telephone number, including area code: (614) 621-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company.) Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of February 21, 2013, there were 143,173,121 Common Shares of Beneficial Interest outstanding, par value $0.01 per share. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Shares of Beneficial Interest as quoted on the New York Stock Exchange as of June 29, 2012, was $1,409,054,763.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders to be held on May 9, 2013 are incorporated by reference into Part III of this Report.

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

Forward-looking statements speak only as of the date they are made and are qualified in their entirety by reference to the factors discussed throughout this annual report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or the occurrence of unanticipated events except as required by applicable law.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; inability to exercise available extension options on debt instruments; failure to comply or remain in compliance with the covenants in the Company's debt instruments, including, but not limited to, the covenants under our corporate credit facility; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other properties as well as impairment charges with respect to properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities which may adversely affect the general economy, as well as domestic and global financial and capital markets, specific industries, and our properties; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within GRT’s construction loans and corporate credit facility as well as other risks listed from time to time in its press releases, and in GRT’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Item 1.   Business

(a)	General Development of Business

GRT is a fully-integrated, self-administered and self-managed Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls, and community shopping centers.  Enclosed regional and super regional malls and open-air centers in which we hold an ownership position (including joint venture interests) are referred to herein as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to herein as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares” or “Common Stock”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership, of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly-owned subsidiary of GRT, is sole general partner.  At December 31, 2012, GRT held a 98.3% interest in the Operating Partnership.  GRT has completed several secondary public offerings of Common Shares since the IPO.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision and expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)	Narrative Description of Business

General:  The Company is a recognized leader in the ownership, management, acquisition and development of Malls and Community Centers.  At December 31, 2012, we owned material interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 95.2% was occupied at December 31, 2012.

For purposes of computing occupancy statistics, anchors are defined as occupants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers.  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open and/or the tenant is paying rent are considered occupied, excluding all tenants with leases having an initial term of less than one year.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and building, but contributes only nominal ancillary charges are excluded from GLA.

As of December 31, 2012, the occupancy rate for all of the Properties was 95.2% of GLA.  The occupied GLA was leased at 81.4%, 9.8%, and 8.8% to national, regional, and local retailers, respectively.  The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2012, the Properties had annualized minimum rents of $251.7 million.  Approximately 75.5%, 8.1%, and 16.4% of the annualized minimum rents of the Properties as of December 31, 2012 were derived from national, regional, and local retailers, respectively.  No single tenant represented more than 2.6% of the aggregate annualized minimum rents of the Properties as of December 31, 2012.

Malls:  The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Our Malls are in various formats such as enclosed regional malls, open-air retail centers, and outlet properties. Malls are generally anchored by multiple department stores such as Belk's, The Bon-Ton, Boscov's, Dick's Sporting Goods, Dillard's, Elder-Beerman, Herberger's, JCPenney, Kohl's, Macy's, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Apple, Banana Republic, Bath & Body Works, Finish Line, Foot Locker, Forever 21, Gap, H&M, Hallmark, Kay Jewelers, The Limited, Express, Old Navy, Pacific Sunwear, and Victoria's Secret.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters, fitness centers, and other entertainment and leisure activities.  Our largest enclosed Mall has approximately 1.5 million square feet of GLA and approximately 166 stores, while our smallest open-air center has approximately 31,000 square feet of GLA and approximately 18 stores.  The Malls also have additional restaurants and retail businesses, such as Benihana, Cheesecake Factory, P.F. Chang's, and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2012, the Malls accounted for 98.4% of the total GLA, 99.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 95.3%.

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

As of December 31, 2012, Community Centers accounted for 1.6% of the total GLA, 1.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 93.4%.

Growth Strategies and Operating Policies:  Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value.  The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITs.  Specifically, the Company believes that FFO is a supplemental measure of the Company's operating performance as it is a recognized standard in the real estate industry, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, impairment adjustments associated with depreciable real estate, real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company's FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net loss to common shareholders is provided in Item 7 of this Form 10-K.

GRT intends to operate in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to REITs and related regulations with respect to the composition of the Company’s portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the GRT Board of Trustees (the "Board") determines that it is no longer in the best interests of GRT to qualify as a REIT.

The Company’s growth strategy is to upgrade the quality of our portfolio of assets.  We focus on selective acquisitions, redevelopment of our core Mall assets, the disposition of non-strategic assets, and ground-up development in markets with high growth potential.  Our development and acquisition strategy is focused on dominant retail properties within the top 100 metropolitan markets by population that have near-term upside potential or offer advantageous opportunities for the Company.

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

Financing Strategies:  At December 31, 2012, the Company had a total-debt-to-total-market-capitalization ratio of 43.8% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”) on December 31, 2012.  This ratio does not include our pro-rata share of indebtedness related to unconsolidated joint ventures. The Company also looks at other metrics to assess overall leverage levels including debt to total asset value and total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.  The Company expects that it may, from time to time, re-evaluate its strategy with respect to leverage in light of the current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development, and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2012, 89.2% of total Company debt was fixed rate debt.  Shorter term and variable rate debt typically is employed for Properties that we expect to redevelop or expand.

Competition:  All of the Properties are located in areas that have competing shopping centers and/or malls and other retail facilities.  Generally, there are other retail properties within a five-mile radius of a Property.  The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases at such Properties.  There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and personnel with greater operating or development experience than that of the Company's personnel.  There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space.  Additionally, retailers at the Properties may face increasing competition from on-line shopping, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

Employees:  At December 31, 2012, the Company had 1,094 employees, of which 374 were part-time.

Seasonality:  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels.  Additionally, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status:  GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code.  As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders.  Additionally, GRT must satisfy certain requirements regarding its organization, ownership and certain other conditions, such as a requirement that its shares be transferable.  Moreover, GRT must meet certain tests regarding its income and assets.  At least 75.0% of GRT’s gross income must be derived from passive income closely connected with real estate activities.  Additionally, 95.0% of GRT’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities.  Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including a requirement that not more than 25.0% of the value of its total assets can be represented by securities.  If GRT fails to meet the requirements to qualify for REIT status, GRT may cease to qualify as a REIT and may be subject to certain penalty taxes. If GRT fails to qualify as a REIT in any taxable year, then it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  As a qualified REIT, GRT is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income.

Intellectual Property:  GRT, by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office, including the term GLIMCHER® (expiration date January 2019), certain of its Property names such as Scottsdale Quarter® (expiration date November 2019), and Polaris Fashion Place® (expiration date July 2022), as well as other marketing terms, phrases, and materials it uses to promote its business, services, and Properties.

(c)	Available Information

GRT files this Form 10-K and other periodic reports and statements electronically with the SEC.  The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at http://www.sec.gov.  GRT’s reports and statements, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report.

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

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, debt repayments, the amount or timing of any distribution or dividend, and our operating results, may be adversely affected by the economic climate, business conditions, and certain local conditions including:

•oversupply of space or reduced demand for rental space and newly developed properties;
•the attractiveness of our properties compared to other retail space;
•our ability to provide adequate maintenance to our properties; and
•unanticipated fluctuations in real estate taxes, insurance, and other operating costs.

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

We maintain appropriate property, business interruption, and third-party liability insurance on our consolidated real estate assets as well as those held in joint ventures in which we have an investment interest. Regardless of our insurance coverage, insured losses could cause a serious disruption to our business and reduce or delay our operations and receipt of revenue. In addition, certain catastrophic perils are subject to large deductibles that may cause an adverse impact on our operating results. Lastly, some types of losses, including lease and other contractual claims, are not insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital that we have invested in a property. If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the property or group of impacted properties.

Our insurance policies include coverage for acts of terrorism by foreign or domestic agents. The United States ("U.S.")government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005. The Act is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured loss by the Company for such acts.

Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry has experienced consolidation, and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes and other ownership and leadership changes. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property, on our portfolio and on our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor's lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations. At December 31, 2012, our three largest tenants were Limited Brands, Inc., The Gap, Inc., and Bain Capital, LLC, representing 2.6%, 1.9%, and 1.8% of our annualized minimum rents, respectively.

Our financial position, operating results, ability to make distributions and ability to finance our indebtedness may also be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant as well as requests from such tenants for significant rent relief or other lease concessions, or if any such tenant should elect to close locations at any of our properties before the expiration of their leases or choose not to renew any such leases at our properties as they expire.

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

A downturn in the U.S. economy, including continued high levels of unemployment, on a regional or national level, and reduced consumer spending could impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space, negotiate lease terms, and maintain favorable rents could also be negatively impacted by prolonged periods of high unemployment, extended instability, volatility, or weakness in consumer spending, and the overall U.S. economy.  Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during additional downturns in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

We face significant competition that may decrease the occupancy and rental rates of our properties as well as our operating results.

We compete with many commercial developers, real estate companies and major retailers.  Some of these entities develop or own malls, open-air centers, value-oriented retail properties, and community shopping centers with what are perceived to be our competion for tenants.  We face competition for prime locations and for tenants.  New regional malls, open-air centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers, on-line shopping, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could adversely impact their profitability or desire to occupy one or more of our properties.

The failure to fully recover cost reimbursements for common area maintenance, real estate taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of lease terms and other tenant lease provisions. Most tenants make monthly fixed payments of estimated CAM, real estate taxes and other cost reimbursement items.  After the end of the calendar year, we compute each tenant's final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit or even litigation.  Final adjustments for the year ended December 31, 2012 have not yet been determined.  At December 31, 2012, our recorded accounts receivable reflected $3.6 million of 2012 costs that we expect to recover from tenants during the first six months of 2013.  There can be no assurance that we will collect all or substantially all of this amount.

Other tenants have fixed annual CAM obligations, payable in equal monthly installments, based upon our estimated annual CAM expenses. Unforeseen or under-estimated expenses may cause us to collect less than our actual expenses.

The results of operations for our properties depend on the economic conditions of the regions of the U.S. in which they are located.

Our results of operations and distributions to our shareholders will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2012, approximately 24.8% of annualized minimum rents came from our properties located in Ohio, the highest percentage in any one state.

We may be unable to successfully redevelop, develop or operate our properties.

As a result of economic and other conditions and required approvals from governmental entities, lenders, or our joint venture partners, development projects may not be pursued or may be completed later or at higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development and redevelopment activities involve significant risks, including:

•	the expenditure of funds on and devotion of time to projects that may not come to fruition;

•	increased construction costs that may make the project economically unattractive;

•	an inability to obtain construction financing and permanent financing on favorable terms;

•	occupancy rates and rents not sufficient to make a project profitable; and

•	provisions within our corporate financing or other agreements that may prohibit or significantly limit the use of capital proceeds for development or redevelopment projects.

We may acquire or develop new properties (including outlet properties and open-air centers), and these activities are subject to various risks.

We actively pursue development and acquisition activities as opportunities arise, and these activities are subject to the following risks:

•
the pre-construction phase for a new project often extends over several years, and the time to obtain anchor and tenant commitments, zoning and regulatory approvals, as well as public or private financing can vary significantly from project to project;

•
we may not be able to obtain the necessary zoning, governmental approvals, or anchor or tenant commitments for a project, or we may determine that the expected return on a project is not sufficient; if we abandon our development activities with respect to a particular project, we may incur a loss on our investment;

•	construction and other project costs may exceed our original estimates because of increases in material and labor costs, delays and costs to obtain anchor and tenant commitments;

•	we may not be able to obtain construction financing, or non-recourse financing of construction loans which financing may have to be recourse to GRT, GPLP, or other significant affiliates of GRT;

•
occupancy rates and rents, as well as occupancy costs and expenses, at a completed project or an acquired property may not meet our projections, and the costs of development activities that we explore but ultimately abandon will, to some extent, diminish the overall return on our completed development projects and perhaps our financial results; and

•	we may have difficulty integrating acquired operations, including restructuring and realigning activities, personnel, and technologies.

We face competition for the acquisition and development of real estate properties and other assets in the retail sector, which may impede our ability to grow our operations through acquisition and development or may increase the cost of these activities which may impact our financial results and diminish our overall investment return for such activity.

We compete with many other entities engaged in real estate investment activities for the acquisitions of regional shopping malls, other retail properties, and other premier development sites, including institutional pension funds, private institutional investors, other REITs, and other private owner-operators of retail properties. In particular, larger entities may enjoy competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. Additionally, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. These competitors may increase the market prices we would have to pay in order to acquire properties. If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected and the investment return on the properties we do acquire may be diminished, adversely impacting our financial results and overall enterprise value.

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

We have established a contingency reserve for one environmental matter as noted in Note 14 - "Commitments and Contingencies" of our consolidated financial statements.

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

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited. The Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of Properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our shareholders.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

We may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended, and other federal and local laws in order for our properties to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits not covered by our liability insurance.

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

Some of our property interests and other investments are made or held through entities in which we have an interest.  The tax risks of this type of ownership include possible challenge by the Internal Revenue Service ("IRS") of allocations of income and expense items which could affect the computation of our taxable income, a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, and the possibility of action being taken by tax regulators or the entities themselves could adversely affect GRT's qualification as a REIT, for example, by requiring the sale by such entity of a property.  We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations).  If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity's outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have access to other sources of funds necessary to meet our REIT distribution requirements.

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain).  The amount available for distribution will be affected by a number of factors, including the operation of our properties.  As part of our business and operations, we may sell additional selected non-core assets or monetize all or a portion of our investment in our other properties.  The loss of rental income associated with our properties sold will in turn affect net income and FFO.  In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO.  In such a case, it may be necessary to arrange for short or long term borrowings, to sell assets, or to issue common or preferred stock or other securities in order to raise funds, which may not be possible due to unsatisfactory market conditions or other factors beyond our control.

Debt financing could adversely affect our performance.

As of December 31, 2012, we had approximately $1.5 billion of total indebtedness outstanding, including $85 million borrowed from our credit facility.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness secured by properties the maturity of which is accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties.  If we are unable to repay any of our debt at or before maturity, then we may have to borrow from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares or preferred shares and the distributions payable to our shareholders. Furthermore, we have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our consolidated indebtedness, then we could also be declared in default on our derivative obligations and would be required to settle our derivative obligations under the agreements at their termination value.

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

Our existing credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2012, the aggregate amount that, based upon the restrictive covenants in the credit facility, may be borrowed through financing arrangements is $128.5 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value, as defined in the credit agreement, that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes we are in compliance with all covenants under our financing arrangements at December 31, 2012.

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

Extreme volatility and instability in the U.S. and global equity and credit markets could result in significant price volatility and liquidity disruptions causing the market prices of stocks to fluctuate substantially and the credit spreads on prospective debt financings to widen considerably. These circumstances could have a significantly negative impact on liquidity in the financial markets, making terms for certain financings less attractive or unavailable to us. Prolonged uncertainty in the equity and credit markets would negatively impact our ability to access additional financing at reasonable terms or at all. With respect to debt financing, our cost of borrowing in the future will likely be significantly higher than historical levels. In the case of a common equity financing, the disruptions in the financial markets could continue to have a material adverse effect on the market value of our Common Shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our Common Shares. These financial market circumstances will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. These circumstances could also make it more difficult for us to sell properties (including outparcels) and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

A weakened national and regional economy can also adversely affect many of our tenants and their businesses, including their ability to pay rents when due, or pay rents that are set at levels competitive with the market. Tenants may also involuntarily terminate or stop paying on leases prior to the lease termination date due to bankruptcy. Tenants may decide not to renew leases and we may not be able to re-let the space the tenant vacates. The terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders and conduct our operations could be adversely affected.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2012, approximately $160.0 million of our indebtedness bears interest at variable rates.  An increase in interest rates on our existing variable rate indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2012 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.6 million annually which could impact our earnings and financial results.

Our corporate structure imposes no limit on the amount of debt we may incur or authority to increase the amount of debt that we may incur.

The Board determines our financing objectives and the amount of the indebtedness that we may incur. We may make revisions to these objectives at any time without a vote of our shareholders.  Although the Board has no present intention to change these objectives, revisions could result in a more highly leveraged company with an increased risk of default on indebtedness, an increase in debt service charges, and the addition of new financial covenants that restrict our business.

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

Our Second Amended and Restated Declaration of Trust (the “Declaration of Trust”) authorizes the Board to, among other things, issue additional common or preferred shares or securities convertible or exchangeable into equity securities without shareholder approval. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional common or preferred shares or convertible securities could be substantially dilutive to our common shareholders. Moreover, to the extent that we issue restricted share units, share appreciation rights, performance shares, options, or warrants to purchase our Common Shares in the future and those share appreciation rights, options, or warrants are exercised or the restricted share units and performance shares vest, our common shareholders may experience further dilution. Holders of our Common Shares have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our common shareholders. Furthermore, the resale by shareholders of our Common Shares in the public market following any secondary offering could have the effect of depressing the market price for our Common Shares.

The return on our investment in Scottsdale Quarter® may be adversely impacted by inherent risks related to financing, new tenant leasing, new competing developments or operations, and the condition of the local and regional economy.
Our development at Scottsdale Quarter, a premium retail and office complex located in Scottsdale, Arizona, is our most significant real estate development project at December 31, 2012.  The first two phases of Scottsdale Quarter are completed with approximately 541,000 square feet of GLA consisting of approximately 367,000 square feet of retail space and approximately 174,000 square feet of office space above the retail units. Plans for Phase III of the project are still being finalized and will include a retail component, along with other uses that could include residential, lodging, or office. A portion of the Phase III real estate is in contract and the buyer has plans to develop luxury apartment units on the north parcel of the land. The contract is subject to completion of the buyer's due diligence and is expected to close in the second half of 2013. The project has a $130.0 million loan outstanding which is fully recourse to the Company.  Leasing delays, especially to specialty, boutique or small tenant operators, can also adversely impact the anticipated return on our investment, the operation of the development, and its profitability.  Additionally, the development is located in a growing part of the state of Arizona and subject to the economic trends of the area.  If the economic condition of the area materially deteriorates, then the ability of retailers and other tenants to meet their lease obligations due to reduced consumer spending, poor operating results, diminished liquidity, unavailability of inventory financing, or other reasons could decrease the revenue generated by the development or its value which could increase the impairment risk with respect to the Property and adversely impact our return on our investment in the development as well as its profitability.

Clauses in leases with certain tenants of our recent development properties, such as Scottsdale Quarter®, frequently include inducements such as reduced rent and tenant allowance payments that can reduce our rents and funds from operations. As a result, these development properties are more likely to achieve lower returns during their stabilization periods than our development properties historically have.

The leases for a number of the tenants that have opened stores in Scottsdale Quarter also include reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy reaches certain thresholds and/or certain named co-tenants open stores. In addition, many office tenants have rent abatement clauses that may delay rent commencement a few months after initial occupancy. The effect of these clauses is to reduce our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development properties. As a result, our current and future development properties are more likely to achieve lower returns during their stabilization periods than our development properties historically have, which may adversely impact our investment in such developments.

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

•actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in our FFO, revenue, or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•negative speculation or information in the media or investment community;
•any changes in our distribution or dividend policy;

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

IRS revenue procedure allows us to satisfy our REIT distribution requirement with respect to a taxable year ending on or before December 31, 2013 by distributing up to 90% of our dividends in common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure with respect to a taxable year ending on or before December 31, 2013, we have not done so and do not currently have any intention to do so with respect to any of our regular quarterly dividends. The issuance of common shares in lieu of paying dividends in cash could have a dilutive effect on our earnings per share and FFO per share and could result in the resale by shareholders of our Common Shares in the public market following such a distribution, which could have the effect of depressing the market price for our Common Shares.

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

To ensure that GRT will not fail to qualify as a REIT under this test, GRT's organizational documents authorize the Board to take such action as may be required to preserve GRT's qualification as a REIT and to limit any person, other than entities or persons approved by the Board, to direct or indirect ownership exceeding a certain percentage. Despite these provisions and other safeguards existing in the Declaration of Trust, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2013, 2014 and 2015, respectively. Each year one class of trustees is elected by GRT's shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

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

Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers.  Success depends in large part upon the efforts of these executives, and we cannot guarantee that they will remain with us.  The loss of key management personnel in leasing, finance, legal, construction, development, or property management could have a negative impact on our operations. Additionally, there are generally no restrictions on the ability of these executives to compete with us after termination of their employment.

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

Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit.  The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand.  Restricted lending practices could impact our ability to obtain financings or re-financings for our properties and our tenants' ability to obtain credit.  Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is 614.621.9000.  In addition, the Company maintains management offices at each of its Malls.

At December 31, 2012, the Company managed and leased a total of 28 Properties in which the Company had a material ownership interest (23 wholly-owned and 5 partially owned through joint ventures).  The Properties are located in 15 states as follows:  Ohio (8), West Virginia (3), California (3), Arizona (2), Florida (2), Hawaii (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1), and Washington (1).

(a)	Malls

Twenty-five of the Properties are Malls that range in size from approximately 31,441 square feet of GLA to 1.5 million square feet of GLA.  Seven of the Malls are located in Ohio and 18 are located throughout the country in the states of California (3), Florida (2), West Virginia (2), Arizona (1), Hawaii (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1), and Washington (1).  The location, general character and anchor information are set forth below.

Summary of Operating Malls at December 31, 2012

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Held for Investment Wholly-Owned
Ashland Town Center
Ashland, KY	226,640	188,578	415,218	100.0	100.0	$396	Belk Belk Home Store JCPenney (7) TJ Maxx	01/31/15 01/31/25 07/31/28 05/31/20
Colonial Park Mall
Harrisburg, PA	504,446	234,756	739,202	100.0	97.8	$280	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall
Dayton, OH	939,906	496,441	1,436,347	96.7	91.6	$313	Dick's Sporting Goods DSW Shoe Warehouse Elder-Beerman JCPenney Macy’s Sears	01/31/23 01/31/23 (6) 03/31/16 (6) (6)
Eastland Mall
Columbus, OH	726,534	272,655	999,189	69.4	88.9	$359	JCPenney (7) Macy’s Sears	01/31/18 (6) (6)

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Grand Central Mall
City of Vienna, WV	531,788	315,719	847,507	100.0	95.5	$333	Belk Dunham’s Sports Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/20 01/31/33 09/30/17 01/31/17 09/25/17
Indian Mound Mall
Heath, OH	389,589	166,273	555,862	79.5	87.3	$208	Crown Cinema Dick's Sporting Goods Elder-Beerman JCPenney Sears (7)	12/31/14 01/31/22 01/31/14 10/31/16 09/23/27
Malibu Lumber Yard
Malibu, CA	—	31,441	31,441	—	89.0	$1,188	N/A
Mall at Fairfield Commons, The
Beavercreek, OH	768,284	368,679	1,136,963	100.0	93.3	$356	Dick’s Sporting Goods Elder-Beerman Elder-Beerman For Her JCPenney Macy’s (7) Sears	01/31/21 01/31/15 01/31/14 10/31/18 01/31/15 10/26/18
Mall at Johnson City, The
Johnson City, TN	393,797	176,270	570,067	100.0	97.0	$426	Belk for Her Belk Home Store Dick’s Sporting Goods Forever 21 JCPenney Sears (7)	10/31/17 06/30/16 01/31/18 08/31/19 09/30/18 03/09/16
Merritt Square Mall
Merritt Island, FL	542,648	254,517	797,165	100.0	88.8	$353	Cobb Theatres Dillard’s JCPenney Macy’s Sears	05/31/24 (6) 07/31/20 (6) (6)
Morgantown Mall
Morgantown, WV	396,361	159,229	555,590	100.0	98.6	$371	Belk Carmike Cinemas Elder-Beerman JCPenney Sears Timeless Traditions	03/15/14 10/31/2501/31/1609/30/15 09/30/15 08/31/17

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
New Towne Mall
New Philadelphia, OH	360,195	152,567	512,762	100.0	92.1	$267	Elder-Beerman Elder-Beerman Home JCPenney JoAnn Fabrics Kohl’s Regal Cinemas Sears Super Fitness Center	01/31/14 01/31/14 09/30/18 01/31/22 01/31/27 03/31/14 10/31/13 02/28/14
Northtown Mall
Blaine, MN	346,669	243,398	590,067	100.0	87.0	$382	Becker Furniture Best Buy Burlington Coat Factory Herberger’s LA Fitness	12/31/20 01/31/20 09/30/15 01/31/24 11/30/23
Outlet Collection™ | Jersey Gardens, The
Elizabeth, NJ	662,099	633,557	1,295,656	100.0	100.0	$688
Bed Bath & Beyond
Burlington
  Coat Factory
Cohoes Fashions
Daffy’s
Forever 21
Gap Outlet, The
Group USA
H&M
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting
  Goods
Nike Factory Store
Off 5th Saks Fifth
  Ave Outlet
Old Navy
Tommy Hilfiger
VF Outlet
								01/31/15 01/31/15 01/31/15 01/31/15 01/31/21 01/31/15 12/31/18 01/31/21 11/30/14 12/31/20 01/31/15 01/31/17 01/31/16 11/22/22 05/31/15 01/31/23 08/31/15
Outlet Collection™ | Seattle, The
Auburn, WA	516,693	364,135	880,828	95.7	88.6	$254	Bed Bath & Beyond Burlington Coat Factory Marshalls Nordstrom Sam’s Club Sports Authority Vision Quest	01/31/18 01/31/16 01/31/17 08/31/15 05/31/19 01/31/16 11/30/18
Pearlridge Center
Aiea, HI	438,516	709,294	1,147,810	100.0	96.4	$511	DSI Renal INspiration Longs Drug Store Macy’s Pearlridge Mall Theaters Sears	08/31/18 (6) 02/28/21 08/31/14 (15) 06/30/29

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Polaris Fashion Place (12)
Columbus, OH	837,239	600,903	1,438,142	100.0	100.0	$529	Barnes & Noble Forever 21 H&M JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	01/31/19 03/31/19 01/31/23 (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	316,947	267,590	584,537	74.8	94.4	$311	Dick’s Sporting Goods Elder-Beerman JCPenney Regal Cinemas Sears	01/31/21 02/02/13 09/30/17 12/31/13 10/31/14
Scottsdale Quarter
Scottsdale, AZ	147,375	393,891	541,266	100.0	84.2	$1,019	H&M iPic Theaters Restoration Hardware Starwood Hotels	01/31/20 12/31/25 01/31/28 02/28/27
Town Center Plaza (13)
Leawood, KS	185,108	422,702	607,810	100.0	90.4	$588	Barnes & Noble Crate & Barrel Macy's	07/31/16 12/31/16 (6)
Weberstown Mall
Stockton, CA	602,817	253,012	855,829	100.0	98.0	$419	Barnes & Noble Dillard's JCPenney (7) Sears (7)	01/31/14(6) 03/31/14 01/31/23

Subtotal – Malls Held for Investment – Wholly-Owned	9,833,651	6,705,607	16,539,258	95.6%	93.9%	$453

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Malls Held in Joint Ventures
Lloyd Center (10)
Portland, OR	734,263	743,794	1,478,057	100.0	94.8	$346	Apollo College Barnes & Noble H&M Lloyd Center Ice Rink (8) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	11/30/18 01/31/15 01/31/23 12/31/14 01/31/16 01/31/16 01/31/14 (6) 01/31/15 (6)
Puente Hills Mall (11)
City of Industry, CA	776,082	331,808	1,107,890	100.0	82.5	$274	24 Hour Fitness AMC 20 Theaters Burlington Coat Factory Forever 21 H&M Macy’s Ross Dress for Less Round 1 Sears Toys "R" Us Warehouse Furniture Outlet	01/31/14 04/30/17 10/31/23 01/31/19 01/31/23 (6) 01/31/15 08/31/20 (6) 01/31/22 04/30/13
Tulsa Promenade (11) (14)
Tulsa, OK	690,235	235,824	926,059	100.0	85.1	$295	Dillard’s Hollywood Theaters JCPenney Macy’s MDS Acquisition	(6) 01/31/19 03/31/16 (6) (6)(9)
WestShore Plaza (10)
Tampa, FL	785,172	288,507	1,073,679	100.0	93.2	$405	AMC Theaters H&M JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	01/31/21 01/31/23 09/30/17 (6) 01/31/16 11/30/18 09/30/17

Subtotal - Malls Held in Joint Ventures	2,985,752	1,599,933	4,585,685	100.0%	90.5%	$338
Total Mall Portfolio	12,819,403	8,305,540	21,124,943	96.6%	93.2%	$435

(1)	Includes outparcels.

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

(4)	Average 2012 store sales per square foot for in-line stores of less than 10,000 square feet.

(5)	Lease expiration dates do not contemplate or include options to renew unless exercised.

(6)	The land and building are owned by the anchor store or other third party.

(7)	This is a ground lease by the Company to the tenant. The Company owns the land, but not the building.

(8)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.

(9)	Anchor vacated the store, but continues to pay ancillary charges through the expiration date.

(10)	The Operating Partnership has a joint venture investment in this Mall of 40%. The Company provides management and leasing services and receives fees for providing these services.

(11)	The Operating Partnership has a joint venture investment in this Mall of 52%. The Company provides management and leasing services and receives fees for providing these services.

(12)	Property consists of both the enclosed regional mall, Polaris Fashion Place, as well as the separate open-air center known as Polaris Lifestyle Center.

(13)	Property consists of both Town Center Plaza and Town Center Crossing.

(14)	Property is currently classified as held-for-sale.

(15)	Tenant is currently month-to-month.

(b)	Community Centers

Three of the Properties are Community Centers ranging in size from approximately 18,000 to 231,000 square feet of GLA.  They are located in three states as follows: Arizona (1), Ohio (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2012

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)
Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	64.9	Gabriel Brothers Kmart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH	—	87,378	87,378	N/A	89.5	N/A
Town Square at Surprise (5)
Surprise, AZ	—	17,859	17,859	N/A	86.6	N/A
Total	200,187	135,893	336,080	100.0%	83.6%

(1)	Includes outparcels.

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

(4)	Lease expiration dates do not contemplate options to renew unless exercised.

(5)	The Operating Partnership has a joint venture investment in this Community Center of 50%.

(c)	Lease Expiration and Rent Per Square Foot

Our lease expirations, total number of tenants whose leases will expire (shown by No. of Leases), the total area in square feet covered by such leases, the annual base rental (“Base Rent”), and the percentage of gross annual rents represented by such leases (% of Total Base Rent) for the next ten years for our total portfolio of Properties (including wholly-owned as well as material joint venture Properties) are disclosed in the chart below:

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2013	663	1,885,031	$34,896,268	13.9%
2014	437	2,027,944	$32,469,072	12.9%
2015	367	2,246,259	$31,241,859	12.4%
2016	223	1,872,722	$23,561,540	9.4%
2017	213	1,647,460	$22,275,478	8.9%
2018	152	1,549,835	$21,224,585	8.4%
2019	115	724,840	$15,611,375	6.2%
2020	104	865,134	$15,033,082	6.0%
2021	110	954,236	$21,080,240	8.4%
2022	115	615,216	$13,128,955	5.2%

The primary reason that the near term expirations are higher than subsequent years relates to our specialty tenants. The specialty tenants have terms of thirteen to thirty-six months and represent approximately 7.3% of the annualized rent in the aggregate as of December 31, 2012. As the specialty tenants typically pay below-market rents, we feel this represents an opportunity to grow net operating income ("NOI").

The average base rent per square foot for tenants at December 31, 2012 for the Company’s portfolio of Properties (including wholly-owned Properties as well as material joint venture Properties) is $7.40 per square foot for anchor stores and $28.00 per square foot for non-anchor stores. Average base rent for tenants under 10,000 square feet is $34.44 per square foot. Average Base Rent per square foot includes the contractual rental terms currently in effect at the end of the period and includes rent concessions or rent relief. The calculation excludes tenants who pay a percentage of sales in lieu of minimum rent, tenants that own their own buildings, and those on short-term rent abatements.

(d)	Significant Properties

Scottsdale Quarter in Scottsdale, Arizona and Pearlridge Center in Aiea, Hawaii each have a net book value of more than 10% of the Company’s total assets. The Outlet Collection | Jersey Gardens and Polaris Fashion Place ("Polaris") contribute in excess of 10% of the Company’s consolidated revenue.

(e)	Properties Subject to Indebtedness

At December 31, 2012, 21 of the material Properties, consisting of 20 Malls (16 wholly-owned and 4 partially owned through joint ventures) and one Community Center (owned through a joint venture), were encumbered by mortgage loans. Six of the Properties, consisting of four wholly-owned Malls, two wholly-owned Community Centers and Polaris Lifestyle Center (a component of Polaris) are encumbered with first lien mortgages as part of the collateral for the Company's corporate credit facility.

The total unconsolidated material joint venture Properties below represents our proportionate ownership share of the encumbered property. Our unencumbered Properties and developments had a net book value of $59.7 million at December 31, 2012. To facilitate the funding of working capital requirements, and to finance the acquisition of additional properties and the development of the Properties, GPLP has entered into a secured revolving line of credit with several financial institutions.

Various Mortgage and Term Loans

The following table sets forth certain information regarding the mortgages and term loans which encumber various consolidated Properties as well as material unconsolidated joint venture Properties. All of the mortgages are first mortgage liens on the Properties. The information is as of December 31, 2012 (dollars in thousands).

Encumbered Property	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance		Annual Debt Service	Balloon Payment	Maturity
Polaris Fashion Place	Fixed	5.24%	$125,414		$9,928	$124,572	04/11/13
The Outlet Collection | Jersey Gardens	Fixed	4.83%	140,409		$10,424	$135,194	06/08/14
Mall at Fairfield Commons, The	Fixed	5.45%	97,285		$7,724	$92,762	11/01/14
The Outlet Collection | Seattle	Fixed	7.54%	53,018		$5,412	$49,969	02/11/15	(1)
Merritt Square Mall	Fixed	5.35%	55,205		$3,820	$52,914	09/01/15
Scottsdale Quarter Fee Interest	Fixed	4.91%	67,778		$4,464	$64,577	10/01/15
Pearlridge Center	Fixed	4.60%	175,000		$8,591	$169,327	11/01/15
River Valley Mall	Fixed	5.65%	47,378		$3,463	$44,931	01/11/16
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/16
Eastland Mall	Fixed	5.87%	40,791		$3,049	$38,057	12/11/16
Mall at Johnson City, The	Fixed	6.76%	53,573		$4,287	$47,768	05/06/20
Grand Central Mall	Fixed	6.05%	43,730		$3,255	$38,307	07/06/20
Ashland Town Center	Fixed	4.90%	41,223		$2,680	$34,569	07/06/21
Dayton Mall	Fixed	4.57%	82,000		$3,800	$75,241	09/01/22
Town Center Plaza	Fixed	5.00%	76,057		$4,960	$52,465	02/01/27
Town Center Crossing	Fixed	4.25%	37,948		$2,244	$25,820	02/01/27
Total fixed rate notes			1,196,809

Colonial Park Mall	Variable	3.71%	33,455		$1,630	$33,283	04/23/13
Town Square at Surprise (3)	Variable	5.50%	3,592		$297	$3,566	06/30/13	(4)
Scottsdale Quarter Phase III Fee Interest	Variable	3.11%	12,930		$408	$12,930	12/01/13
Scottsdale Quarter	Variable	3.28%	130,000		$4,323	$130,000	05/22/15
Total variable rate notes			179,977

Total Consolidated Properties			$1,376,786	(2)

Unconsolidated Joint Venture Properties – Pro Rata Share
Tulsa Promenade (5)	Variable	5.25%	13,560		$1,346	$13,560	12/31/12	(6)
Lloyd Center	Fixed	5.42%	47,274		$3,782	$46,769	06/11/13	(7)
WestShore Plaza	Variable	3.65%	49,000		$1,764	$49,000	10/01/15	(8)
Puente Hills Mall	Fixed	4.50%	31,200		$1,404	$31,200	07/01/17
Total Unconsolidated Joint Venture Properties - Pro Rata Share			$141,034

(1)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 4 in our consolidated financial statements.

(2)
This total differs from the amounts reported in the financial statements due to $19,000 in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by Accounting Standards Codification ("ASC") Topic 805 - "Business Combinations."

(3)	Beginning in July 2012, Town Square at Surprise is being included in the Company's consolidated results. It was previously classified as an unconsolidated entity.

(4)
A loan modification was executed for this property in July 2012 that extended the maturity date to June 30, 2013 with an additional option to extend the maturity to December 31, 2014 subject to certain loan extension fees and conditions. The interest rate is the greater of 5.50% or LIBOR plus 4.00% per annum.

(5)	This property is listed as held-for-sale by the joint venture.

(6)
The joint venture is in discussions with the lender regarding a loan modification that would extend the maturity date to March 31, 2013. The interest rate is the greater of 5.25% or LIBOR plus 4.25% per annum.

(7)	Optional prepayment date (without penalty) is shown. Loan matures December 11, 2033.

(8)	Interest rate is the greater of 3.65% or LIBOR plus 3.15% per annum. The rate has been capped at 7.15% per annum.

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

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On February 21, 2013, the last reported sales price of the Common Shares on the NYSE was $10.93.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2012 and 2011 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period:

Quarter Ended	High	Low	Distributions Per Share
March 31, 2012	$10.48	$8.85	$0.10
June 30, 2012	$10.26	$8.71	$0.10
September 30, 2012	$11.29	$9.65	$0.10
December 31, 2012	$11.17	$10.28	$0.10

March 31, 2011	$9.45	$8.17	$0.10
June 30, 2011	$10.38	$8.63	$0.10
September 30, 2011	$10.42	$7.05	$0.10
December 31, 2011	$9.40	$6.24	$0.10

For 2012 and 2011, the Common Share dividends declared in December and paid in January are reported in the 2013 and 2012 tax years, respectively.

(b)	Holders

The number of holders of record of the Common Shares was 733 as of February 21, 2013.

(c)	Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the Board and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2012, 2,100,000 Common Shares were authorized, of which 440,256 Common Shares have been issued.

Item 6.   Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$326,035	$267,447	$267,016	$301,038	$312,463
Operating income	$51,989	$65,122	$74,097	$85,207	$96,722
Interest expense	$70,667	$70,115	$75,776	$77,201	$79,377
(Loss) income from continuing operations	$(3,666)	$(9,932)	$(458)	$4,405	$17,813
Gain (loss) on disposition of properties, net	$—	$27,800	$(215)	$(288)	$1,244
Net (loss) income attributable to Glimcher Realty Trust	$(2,081)	$19,557	$5,853	$4,581	$16,769
Preferred stock dividends	$24,969	$24,548	$22,236	$17,437	$17,437
Net loss to common shareholders	$(30,496)	$(4,991)	$(16,383)	$(12,856)	$(668)
(Loss) income from continuing operations per share common (diluted)	$(0.23)	$(0.32)	$(0.23)	$(0.26)	$0.01
Net loss to common shareholders per common share (diluted)	$(0.23)	$(0.05)	$(0.22)	$(0.28)	$(0.02)
Distributions (per common share)	$0.40	$0.40	$0.40	$0.40	$1.28

Balance Sheet Data (in thousands):
Investment in real estate, net	$2,187,028	$1,754,149	$1,688,199	$1,669,761	$1,761,033
Total assets	$2,329,407	$1,865,426	$1,794,007	$1,853,621	$1,880,904
Total long-term debt	$1,484,774	$1,253,053	$1,397,312	$1,571,897	$1,659,953
Total equity	$711,557	$543,929	$331,767	$207,414	$130,552

Other Data:
Cash provided by operating activities (in thousands)	$115,185	$79,000	$70,751	$96,047	$93,706
Cash used in investing activities (in thousands)	$(318,937)	$(162,987)	$(162,910)	$(42,651)	$(127,954)
Cash provided by financing activities (in thousands)	$212,365	$83,618	$16,397	$13,877	$29,835
Funds from operations (2) (in thousands)	$80,064	$56,402	$58,105	$69,801	$83,126
Number of Properties (3) (4)	28	27	27	25	27
Total GLA (in thousands) (3) (4)	21,461	21,502	21,275	19,863	21,694
Occupancy rate % (3)	95.2%	94.8%	94.6%	93.3%	92.8%

(1)	Operating data for the years ended December 31, 2011, 2010, 2009 and 2008 have been reclassified to reflect Properties held-for-sale and discontinued operations as required.

(2)
FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, impairment adjustments associated with depreciable real estate, real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net loss to common shareholders is provided in Item 7 of this Form 10-K.

(3)
Number of Properties and GLA include Properties which are both wholly-owned by the Company or by a joint venture in which the Company has a material joint venture interest.  Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date.

(4)
The number of Properties owned by joint ventures in which the Company has a material interest and the GLA of those Properties included in the table are as follows: 2012 includes 4.6 million square feet of GLA (5 Properties); 2011 includes 5.7 million square feet of GLA (6 Properties); 2010 includes 5.7 million square feet of GLA (6 Properties); 2009 includes 2.0 million square feet of GLA (3 Properties); and 2008 includes 2.1 million square feet of GLA (3 Properties).

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of December 31, 2012, we owned material interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 95.2% was occupied at December 31, 2012.

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

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for common area maintenance ("CAM"), real estate taxes, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  Final billings to tenants for CAM, real estate taxes, utilities and insurance in 2011 and 2010, which were billed in 2012 and 2011, respectively, did not vary significantly as compared to the estimated receivable balances.  If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2012 differs from actual amounts billed by 1%, the amount of income recorded during 2012 would increase or decrease by approximately $1.1 million.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets as required by Accounting Standards Codification ("ASC") Topic 360 - “Property, Plant and Equipment.”  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not reasonably assured.

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

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset remains classified as held for investment. If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  During the three months ended December 31, 2011, the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. As of December 31, 2012, the contract is still in place and the Company expects the transaction to close in 2013. Accordingly, we have classified this land as held-for-sale.

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

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the fair value of an acquired property using a variety of methods to estimate the fair value of the tangible assets.

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

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether an entity is a variable interest entity (“VIE”) are all considered in determining if the arrangement qualifies for consolidation. We evaluate our investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

We have determined that we are the primary beneficiary in two VIE's, and have consolidated them as disclosed in Note 12 - “Investment in Joint Ventures - Consolidated.”

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

The Company accounts for derivative instruments and hedging activities by following ASC Topic 815 - “Derivatives and Hedging.”  The objective of the guidance is to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under this guidance; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative; whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, impairment adjustments associated with depreciable real estate, real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net loss to common shareholders	$(30,496)	$(4,991)	$(16,383)
Add back (less):
Real estate depreciation and amortization	95,426	67,767	67,548
Pro-rata share of consolidated joint venture depreciation	(37)	—	(1,337)
Equity in loss (income) of unconsolidated entities	10,127	6,380	(31)
Pro-rata share of unconsolidated entities funds from operations	12,189	15,258	9,331
Noncontrolling interest in Operating Partnership	(554)	(212)	(691)
Gain on the disposition of real estate assets, net	—	(27,800)	(332)
Impairment loss on real estate assets	18,477	—	—
Gain on remeasurement of equity investment	(25,068)	—	—
Funds from operations	$80,064	$56,402	$58,105

FFO – Comparison of Years Ended December 31, 2012 to December 31, 2011

FFO increased by $23.7 million, or 42.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  During the year ended December 31, 2012, we experienced a $36.2 million increase in minimum rents. This increase in minimum rents can be associated primarily with our recent acquisitions. During December 2011, we acquired Town Center Plaza located in Leawood, Kansas. During May 2012, we purchased our former joint venture partner's 80% interest ("Pearlridge Acquisition") in Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii. Also, during May 2012, we purchased the retail center adjacent to Town Center Plaza, One Nineteen. During the fourth quarter of 2012, we re-branded One Nineteen and it is now known and referred to herein as “Town Center Crossing” (collectively, with Town Center Plaza, referred to herein as “Town Center”). Lastly, during June 2012, we purchased Malibu Lumber Yard, located in Malibu, California ("Malibu"). These recent acquisitions contributed $31.5 million in additional minimum rents. Also, Scottsdale Quarter® located in Scottsdale, Arizona experienced a $5.0 million increase in minimum rents which was attributable to an increase in the number of tenants open, operating, and paying rent. During the year ended December 31, 2011, we recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  We determined that it was more likely than not that the land would not be developed as previously planned and accordingly reduced the carrying value of the land to its estimated net realizable value.

Offsetting these increases to FFO, we reduced the carrying amount of a note receivable during the year ended December 31, 2012 from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the joint venture (the "ORC Venture") that owns Tulsa Promenade (“Tulsa”), located in Tulsa, Oklahoma, by $3.3 million. We recorded this amount as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable. Also, during the year ended December 31, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. We also incurred $5.4 million in ground lease expense associated with Pearlridge and Malibu. General and administrative expenses were $3.4 million higher for the year ended December 31, 2012 as compared to the same period ending in 2011. This increase relates primarily to an increase in share-based executive compensation as well as an increase in professional fees. The increase in professional fees can primarily be attributed to the acquisitions of Pearlridge, Town Center Crossing and Malibu. Finally, we wrote-off $3.4 million in previously incurred issuance costs associated with the redemption of our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series F Preferred Shares") and the partial redemption of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares").

FFO – Comparison of Years Ended December 31, 2011 to December 31, 2010

FFO decreased by $1.7 million, or 2.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we received $2.3 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and impairment losses. This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010. We also recorded during 2011 a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio. Lastly, we incurred $2.3 million in additional preferred share dividends as a result of issuing an additional 3.5 million shares of Series G Preferred Shares during April 2010 (the “April Offering”).

Offsetting these decreases to FFO, we experienced $5.7 million less in interest expense. This decrease can be attributed to lower average borrowings during fiscal year 2011 as compared to 2010. Our average loan balance decreased due to the conveyance of mortgage debt to the Blackstone Venture in March 2010 as well as reductions to outstanding borrowings on our corporate credit facility resulting from the application of net proceeds received from the April Offering, a common stock offering completed in July 2010 (the "July Offering"), and common shares issued throughout 2011, as well as proceeds generated from the conveyance of Lloyd and WestShore. We also received $5.9 million more in FFO from our investment in unconsolidated entities. This increase can be attributed to positive contributions we received from our investment in the joint venture that formerly owned Pearlridge (“Pearlridge Venture”), as well as full year contributions from the malls that comprise the Blackstone Venture.

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

Comparable NOI Growth - Years Ended December 31, 2012 to December 31, 2011

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)
	For the Years Ended December 31,
	2012	2011
Operating income	$51,989	$65,122

Depreciation and amortization (1)	97,501	69,921
General and administrative (1)	23,711	20,384
Proportionate share of unconsolidated joint venture comparable NOI	21,775	22,401
Non-comparable properties (2)	(31,297)	(8,081)
Termination and outparcel net income	(2,685)	(1,679)
Straight-line rents (1)	(2,700)	(3,029)
Non-recurring, non-cash items (3)	21,799	8,995
Other (4)	(3,929)	791
Comparable NOI	$176,164	$174,825

Comparable NOI percentage change		0.8%

(1)	Amounts include both continued and discontinued operations.

(2)	Amounts include Community Centers, Scottsdale Quarter, Town Center, Malibu, and the 80% interest in Pearlridge we acquired in 2012.

(3)	Amounts include impairments and write-down of the Tulsa REIT note receivable.

(4)	Other adjustments include fee income, discontinued development costs, non-property income and expenses, intangible amortization of above/below market leases and other non-recurring income or expenses.

The growth in NOI in 2012 primarily relates to growth in percentage rent and a decrease in provision for doubtful accounts. The growth is offset by a large volume of re-tenanting that resulted in a lower minimum rent for the year ending December 31, 2012 compared to December 31, 2011 for our comparable Properties.

Comparable NOI Growth - Years Ended December 31, 2011 to December 31, 2010

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)
	For the Years Ended December 31,
	2011	2010
Operating income	$65,122	$74,097

Depreciation and amortization (1)	69,912	69,544
General and administrative (1)	20,384	19,483
Proportionate share of unconsolidated joint venture comparable NOI	18,291	17,872
Non-comparable properties (2)	(5,081)	(8,156)
Termination and outparcel net income	(1,622)	(1,101)
Straight-line rents (1)	(3,029)	(721)
Impairment loss	8,995	—
Other (3)	(2,014)	(4,359)
Comparable NOI	$170,958	$166,659

Comparable NOI percentage change		2.6%

(1)	Amounts include both continued and discontinued operations.

(2)	Amounts include Community Centers, Scottsdale Quarter and Town Center Plaza.

(3)	Other adjustments include fee income, discontinued development costs, non-property income and expenses, intangible amortization of above/below market leases and other non-recurring income or expenses.

The growth in NOI in 2011 primarily relates to growth in rents and a decrease in provision for doubtful accounts for our comparable Properties.

Results of Operations - Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Total revenues increased 21.9%, or $58.6 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Of this amount, minimum rents increased $36.2 million, percentage rents increased $3.5 million, tenant reimbursements increased $19.2 million, and other revenues decreased $312,000.

Minimum Rents

Minimum rents increased 22.6%, or $36.2 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we experienced a $17.4 million increase in minimum rents associated with our acquisition of Pearlridge. We also experienced increases in minimum rents of $11.7 million and $2.4 million associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $5.0 million increase in minimum rents from Scottsdale Quarter which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased 55.3%, or $3.5 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012 we experienced a $2.0 million increase associated with our acquisition of Pearlridge. The remaining increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 24.9%, or $19.2 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we experienced a $12.0 million increase in tenant reimbursements associated with our acquisition of the remaining joint venture interest in Pearlridge. We also experienced an increase in tenant reimbursements of $5.6 million and $437,000 associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $1.2 million increase associated with Scottsdale Quarter. This increase can primarily be attributed to additional new tenant openings at the center.

Other Revenues

	For the Years Ended December 31,
	2012	2011	Inc. (Dec.)
Licensing agreement income	$9,023	$8,830	$193
Outparcel sales	760	1,050	(290)
Sponsorship income	1,965	1,846	119
Fee and service income	7,886	8,575	(689)
Other	4,078	3,723	355
Total	$23,712	$24,024	$(312)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the year ended December 31, 2012, we sold two outparcels at Grand Central Mall, located in City of Vienna, West Virginia, for $760,000. During the year ended December 31, 2011, we sold one outparcel at Ashland Town Center located in Ashland, Kentucky for $1.1 million. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income relates primarily to the purchase of our former partner's 80% interest in the Pearlridge Venture in May 2012.

Expenses

Total expenses increased 35.4%, or $71.7 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Property operating expenses increased $13.8 million, real estate taxes increased $6.4 million, the provision for doubtful accounts increased $2.6 million, other operating expenses increased $7.7 million, depreciation and amortization increased $28.3 million, general and administrative costs increased $3.4 million, and impairment losses increased by $9.5 million.

Property Operating Expenses

Property operating expenses are costs directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $13.8 million, or 24.1%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily driven by an increase in Property operating expenses of $10.3 million and $2.0 million, which were associated with the acquisitions of Pearlridge and Town Center, respectively. We also experienced a $1.0 million increase at Scottsdale Quarter which can be primarily attributed to new tenant openings.

Real Estate Taxes

Real estate taxes increased $6.4 million, or 19.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase can be primarily attributed to increases of $2.1 million and $3.8 million associated with the acquisitions of Pearlridge and Town Center, respectively. The remaining variance can be attributed to increases in real estate taxes for various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $6.1 million for the year ended December 31, 2012 compared to $3.4 million for the year ended December 31, 2011. The provision represented 1.9% and 1.3% of revenue for the year ended December 31, 2012 and 2011, respectively.

The provision for doubtful accounts for the year ended December 31, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT. Following the acceptance by the ORC Venture of an offer to sell Tulsa for a price lower than Tulsa's net book value, the ORC Venture reduced the estimated sales value of the Property. Accordingly, the value of the note receivable from Tulsa REIT was reduced to its estimated net recoverable amount.

Other Operating Expenses

Other operating expenses are expenses that relate indirectly to the operations of the Properties. These expenses include, but are not limited to: costs related to providing services to our unconsolidated real estate entities, expenses incurred by the Company for vacant spaces, legal fees related to tenant collection matters, or other tenant related litigation, costs associated with wages and benefits related to short-term leasing, rental expense associated with any of our properties subject to a ground lease, discontinued development costs, and costs associated with the sale of outparcels, as applicable.

Other operating expenses increased $7.7 million, or 70.3%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. During the year ended December 31, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Also, we incurred $199,000 related to the sale of two outparcels, both located at Grand Central Mall. During the year ended December 31, 2011, we expensed $499,000 in costs related to the sale of an outparcel at Ashland Town Center. Lastly, during the year ended December 31, 2012, we incurred $5.4 million in ground lease expense associated with Pearlridge and Malibu. Offsetting these increases to expenses we experienced a $591,000 decrease in professional fees primarily related to tenant collection matters for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $28.3 million, or 41.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. We experienced increases of $13.9 million, $7.8 million, and $1.1 million related to the acquisitions of Pearlridge, Town Center, and Malibu, respectively. We also experienced an increase of $4.4 million at Scottsdale Quarter which related primarily to more assets being placed into service.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to: wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $23.7 million and $20.3 million for the years ended December 31, 2012 and 2011, respectively. The increase in general and administrative expenses can primarily be attributed to increased costs relating to share-based executive compensation. We also experienced a $345,000 increase in state and local taxes. Lastly we incurred $312,000 in professional fees and other costs relating to the acquisitions of Pearlridge, Town Center, and Malibu for the year ended December 31, 2012.

Impairment Loss – Real Estate Assets, Continuing Operations

During the year ended December 31, 2012, the Company initiated discussions with the special servicer related to the non-recourse mortgage on Eastland Mall ("Eastland") located in Columbus, Ohio. Based upon management's estimated future use of the property, the Company reduced the carrying value of the Property to its estimated net realizable value as part of the Company's impairment evaluation and recorded an $18.5 million impairment loss. The Company valued the Property using an independent appraisal.

During the year ended December 31, 2011, the Company's management, in connection with its impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales.

Interest Income

Interest income decreased 95.1%, or $1.4 million, for the year ended December 31, 2012 compared with interest income for the year ended December 31, 2011. This decrease is primarily attributed to interest that is no longer being accrued on a note receivable from Tulsa REIT.

Interest Expense

Interest expense increased 0.8%, or $552,000, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The summary below identifies the increase by its various components (dollars in thousands).

	For the Years Ended December 31,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,369,170	$1,238,518	$130,652
Average rate	5.08%	5.39%	(0.31)%

Total interest	$69,554	$66,756	$2,798
Amortization of loan fees	3,895	6,042	(2,147)
Capitalized interest	(2,506)	(5,201)	2,695
Swap termination fees	—	819	(819)
Fair value adjustments	(841)	262	(1,103)
Defeasance costs	—	727	(727)
Other	565	710	(145)
Interest expense	$70,667	$70,115	$552

The increase in interest expense was due to an increase in the average loan balance and a decrease in capitalized interest due to the placement of the completed phases of Scottsdale Quarter into service. The average loan balance increased due to the consolidation of Pearlridge, the new mortgage loans placed on Town Center Plaza and Town Center Crossing during 2012 and the refinancing of Dayton Mall in August 2012. These costs were offset by decreases in the average rate, swap termination fees, defeasance costs, fair value adjustments and amortization of loan fees.  The average rate decreased due to the refinancing of mortgages, lower rates achieved on financing for acquired properties and the removal of the LIBOR floor in our corporate credit facility that was included in the modification completed in March 2011 (the "March Modification"). Amortization of loan fees decreased due to the Scottsdale Quarter construction loan fees being fully amortized in May 2011 and the write-off of loan fees associated with the payoff of mortgage loans in connection with the March Modification. The swap termination fees incurred during the first quarter of 2011 were also related to the payoff of debt in connection with the March Modification. The decrease in defeasance costs was due to costs incurred in connection with the mortgage refinancing for Ashland Town Center in June 2011. In addition, the consolidation of Pearlridge resulted in a larger fair value adjustment which lowered interest expense during 2012.

Gain on remeasurement of equity method investment

During the year ended December 31, 2012, we recorded a gain of $25.1 million as it relates to the remeasurement of our equity investment in Pearlridge. This gain is the result of the application of accounting standards that require a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net in both periods primarily contain results from our investments in the ORC Venture that owns both Puente Hills Mall (“Puente”) located in City of Industry, California, and Tulsa as well as the Blackstone Venture that owns both Lloyd and WestShore. The results from Pearlridge are also included from the period January 1, 2011 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in Pearlridge and we now own all of the equity interest in this Property. The results from the joint venture ("Surprise Venture") that owns the Town Square at Surprise ("Surprise") located in Surprise, Arizona are included from January 1, 2011 through July 19, 2012. On July 20, 2012, the Company made a loan to the Surprise Venture to facilitate a pay down of the principal balance of the mortgage loan for Surprise which was deemed a reconsideration event. In accordance with applicable accounting rules, the Company determined that the Surprise Venture was a VIE and that it was the primary beneficiary. Accordingly, the Company consolidated the Surprise Venture effective July 20, 2012.

Net loss from the unconsolidated entities was $19.7 million and $11.7 million for the years ended December 31, 2012 and 2011, respectively. Our proportionate share of the loss was $10.1 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively.

The increase in Equity in loss from unconsolidated real estate entities, net relates primarily to impairment charges. During the years ended December 31, 2012 and 2011, the ORC Venture incurred $20.5 million and $17.2 million in impairment charges, respectively. Our proportionate share of these charges amounted to $10.6 million and $9.0 million during the years ended December 31, 2012 and 2011, respectively. These impairment charges relate to changes in the estimated fair value based on contingent sales contracts for the sale of Tulsa. Also, during the year ended December 31, 2012, the Surprise Venture was written down to its fair value based upon its estimated future use and recorded a $3.1 million impairment loss. The Surprise Venture used its estimated net sales value of the Property to determine its fair value and was calculated by combining an estimated sales value for a stabilized multi-tenant building plus an estimated sales value for a currently occupied outparcel. Our proportionate share of this loss was $1.6 million.

In January 2013, the Blackstone Venture commenced marketing a group of outparcels that comprise approximately 205,000 square feet at Lloyd.  The sale of these outparcels is expected to occur in 2013.  The fair value of the assets being marketed, which are comprised of land, buildings and tenant improvements, is in excess of their carrying value at December 31, 2012.

The Company has determined that the holding company of the Blackstone Venture, GRT Mall JV, LLC, has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to this Annual Report on Form 10-K.

Discontinued Operations

The net income from discontinued operations during the years ended December 31, 2012 and 2011 was $984,000 and $29.3 million, respectively.  This variance in income can be primarily attributable to the disposal of Polaris Towne Center which was sold for a gain of $27.8 million during December 2011.

Total revenues from discontinued operations were $6.7 million compared to $7.6 million for the years ended December 31, 2012 and 2011, respectively. Revenues for the year ended December 31, 2012 primarily relate to the sale of an outparcel at Northtown Mall ("Northtown"). Revenues for the year ended December 31, 2011 primarily relate to Polaris Town Center. Income from discontinued operations was $984,000 compared to $1.5 million for the years ended December 31, 2012 and 2011, respectively.

Allocation to Noncontrolling Interests

The allocation of loss to noncontrolling interest was $601,000 and $212,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures. For the year ended December 31, 2011, noncontrolling interest represented the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.

Results of Operations - Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues increased 0.2%, or $431,000, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Of this amount, minimum rents increased $121,000, percentage rents increased $1.7 million, tenant reimbursements decreased $2.7 million, and other income increased $1.3 million.

Minimum Rents

Minimum rents increased 0.1%, or $121,000, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Minimum rents increased $6.0 million at Scottsdale Quarter. This increase was primarily driven by new tenant openings. We also experienced a $1.2 million increase at The Outlet Collection | Jersey Gardens related to expansions by certain tenants as well as new tenants opening their stores. Lastly, we experienced a $617,000 increase related to the acquisition of Town Center Plaza. Offsetting these increases, we experienced a decrease in minimum rents of $7.8 million due to the conveyance of both Lloyd and WestShore to the Blackstone Venture which occurred in the first quarter of 2010.

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

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $385,000 decrease in licensing agreement income in 2011.  Of this decrease, $326,000 can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate decrease of $59,000.  During the year ended December 31, 2011, we sold an outparcel at Ashland Town Center for $1.1 million. We had no outparcel sales during the year ended December 31, 2010. We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture for the year ended December 31, 2010.  Fee and service income increased $2.3 million during the year ended December 31, 2011 compared to the same period ended December 31, 2010.  This increase primarily relates to fees earned from the Pearlridge Venture and the Blackstone Venture. The decrease in other revenues can be primarily attributed to the closing of a theater that we previously operated at a Mall we sold in 2007.

Expenses

Total expenses increased 4.9%, or $9.4 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Property operating expenses increased $333,000, real estate taxes increased $111,000, the provision for doubtful accounts decreased $245,000, other operating expenses decreased $1.4 million, depreciation and amortization increased $729,000, general and administrative costs increased $868,000, and impairment loss increased by $9.0 million.

Property Operating Expenses

Property operating expenses increased $333,000, or 0.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We experienced $2.6 million in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development. The remaining increase can be attributed to various Properties throughout our portfolio. Offsetting this growth was a decrease of $2.5 million in property operating expenses attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Real Estate Taxes

Real estate taxes increased $111,000, or 0.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We experienced $924,000 in additional costs related to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.  Also Northtown experienced a $570,000 increase in taxes. The increase at Northtown can be attributed to a successful, multi-year real estate tax appeal in which the benefits were recognized during the year ended December 31, 2010. Offsetting this growth was a decrease of $1.2 million as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.4 million for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010. The provision represents 1.3% and 1.4% of total revenues for the year ended December 31, 2011 and 2010, respectively. During 2011, our provision included a $1.0 million expense related to the adjustment of a note receivable from Tulsa REIT. The recorded value of this note was reduced to the estimated amount we anticipate receiving upon the sale of the Property.

Other Operating Expenses
Other operating expenses decreased 11.2%, or $1.4 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  During the year ended December 31, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter.  Following our purchase of the fee simple interest in Scottsdale Quarter in September 2010, the ground lease expense associated with Scottsdale Quarter for the year ended December 31, 2011 was eliminated in consolidation.  Also, during the year ended December 31, 2010, we incurred $1.1 million in costs related to a theater we previously operated at a Mall we sold in 2007.  Offsetting these decreases were $1.1 million of additional costs to provide services to our unconsolidated entities for year ended December 31, 2011 as compared to the year ended December 31, 2010. We also incurred an additional $285,000 of legal fees associated with various tenant matters throughout the portfolio during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Lastly, we expensed $499,000 in costs related to the sale of an outparcel at Ashland Town Center.  We did not sell any outparcels during the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2011 by $729,000, or 1.1%, as compared to the year ended December 31, 2010.  We experienced a $6.6 million increase in depreciation expense associated with Scottsdale Quarter. This increase can be primarily attributed to an increase in the level of investment placed in service at this development.  Offsetting this increase, we experienced a $3.3 million decrease attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, we experienced a $2.3 million decrease in depreciation expense associated with Eastland. This decrease can be attributed to tenant improvements for anchor tenants that were fully depreciated during the second half of 2010.

General and Administrative

General and administrative expenses were $20.3 million and $19.4 million for the years ended December 31, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to compensation and travel related expenses. Offsetting these increases, we experienced a decrease in income tax expense, primarily associated with The Outlet Collection | Jersey Gardens, and decreased legal fees.

Impairment Loss – Real Estate Assets, Continuing Operations

During the year ended December 31, 2011, the Company’s management, in connection with its impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales. The Company did not record any impairment losses during the year ended December 31, 2010.

Interest Income

Interest income increased 21.1%, or $251,000, for the year ended December 31, 2011 compared with interest income for the year ended December 31, 2010. This increase is primarily attributed to interest accrued on a note receivable from Tulsa REIT.

Interest Expense

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

The decrease in interest expense was due to decreases in the average loan balance, average rate and amortization of loan fees.  The average loan balance decreased due primarily to our use of proceeds from the Company's common stock offering completed in January 2011, along with proceeds from the “at-the-market” equity offering program instituted in May 2011, to reduce the outstanding borrowings under our corporate credit facility. The average rate has decreased due to mortgage refinancings and the removal of the LIBOR floor in our corporate credit facility that was part of the modification completed in March 2011. Amortization of loan fees decreased due to the Scottsdale Quarter loan fees being fully amortized in May 2011 and to the write-off of loan fees associated with the payoff of the loan agreements for Morgantown Mall ("Morgantown"), Northtown, and Polaris Lifestyle Center in connection with the modification as well as fees related to the corporate credit facility. These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Net (loss) income from unconsolidated entities was $(11.7) million and $41,000 for the years ended December 31, 2011 and 2010, respectively.  Our proportionate share of the (loss) income was $(6.4) million and $31,000 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the ORC Venture entered into a contingent contract to sell Tulsa. The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a total of $17.2 million in impairment losses. The Company’s proportionate share of this impairment loss amounts to $9.0 million. The contract was terminated on February 21, 2012 during the contingency period. Offsetting this decline, we experienced an $819,000 increase in equity income related to Lloyd and WestShore.

Discontinued Operations

The net income from discontinued operations during the year ended December 31, 2011 and 2010 was $29.3 million and $838,000, respectively.  This variance in income can be primarily attributable to the disposal of Polaris Towne Center which was sold for a gain of $27.8 million during December 2011. During the year ended December 31, 2010, we recorded an adjustment of $215,000 to a Property that was sold in a prior period.

Total revenues from discontinued operations were $7.6 million compared to $7.7 million for the years ended December 31, 2011 and 2010, respectively. Income from operations was $1.5 million compared to $1.1 million for the years ended December 31, 2011 and 2010, respectively.

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

On March 27, 2012, we completed an underwritten secondary public offering of 23,000,000 Common Shares at a price of $9.90 per share (the “March Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $216.9 million. GRT used the proceeds from this secondary public offering to fund the Pearlridge Acquisition and the acquisition of Town Center Crossing.

On May 9, 2012, we closed on the Pearlridge Acquisition. The purchase price for this ownership interest was approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt which currently encumbers the Property. The indebtedness remained in place after the closing and is included with our other long term indebtedness for our consolidated real estate Properties, resulting in a cash purchase price for Blackstone's interest of approximately $149.4 million. The cash portion of the Pearlridge Acquisition price was funded with the net proceeds from the March Offering and available funds from our credit facility.

On May 24, 2012, we closed on the purchase of Town Center Crossing, an outdoor retail center located in Leawood, Kansas. Town Center Crossing is adjacent to Town Center Plaza and added approximately 164,000 square feet of leasable retail space to our portfolio ("Town Center Crossing Acquisition"). The purchase price for this acquisition was approximately $67.5 million and was funded with the net proceeds from the March Offering and available funds from our credit facility.

On June 26, 2012, we closed on the purchase of the ground leasehold interest and improvements of Malibu. Malibu is a two-story, approximately 31,000 square foot specialty retail center located in Malibu, California. The purchase price for this acquisition was approximately $35.5 million and was funded with available funds from our credit facility.

On July 11, 2012, we completed a $50.0 million term loan (the “Dayton Term Loan”) secured by Dayton Mall, an enclosed regional mall located in Dayton, Ohio.  The proceeds were used to repay the prior mortgage loan on Dayton Mall. The Dayton Term Loan was repaid with proceeds from the Dayton Loan (as defined below).

On August 10, 2012, we completed an underwritten secondary public offering of 4,000,000 shares of our 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares"). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $96.5 million. GRT used the proceeds from this secondary public offering to redeem all 2,400,000 of the Series F Preferred Shares as well as 1,200,000 of the Series G Preferred Shares, and used the remainder to repay a portion of the principal amount outstanding under its corporate credit facility.

On August 22, 2012, we completed an $82.0 million loan (the “Dayton Loan”) secured by Dayton Mall.  The proceeds of the Dayton Loan were used to repay the Dayton Term Loan and to reduce outstanding borrowings on our credit facility.

On October 25, 2012, we completed a $38.0 million mortgage loan secured by Town Center Crossing.  We used the loan proceeds to reduce the outstanding principal amount under the credit facility.

During 2012, we issued 2,606,900 Common Shares under the GRT at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $10.44 per Common Share generating net proceeds of $26.4 million after deducting $808,000 of offering related costs and commissions. We used the proceeds from the GRT ATM Program to reduce the outstanding balance under the credit facility. As of December 31, 2012, we had $30.0 million available for issuance under the GRT ATM Program. In January 2013, the Company issued an additional 78,800 Common Shares that were sold during December 2012 generating net proceeds of $852,000 after deducting $17,000 of offering costs. With these shares issued during January 2013, GRT has $29.2 million available for issuance under the GRT ATM Program.

On January 7, 2013, we closed on the purchase of University Park Village, an outdoor retail center located in Fort Worth, Texas. University Park Village adds approximately 173,220 square feet of GLA to our portfolio. The purchase price for this acquisition was approximately $105.0 million and was funded with the net proceeds from a term loan as well as available funds from our credit facility.

On February 11, 2013, we completed a $225.0 million term loan (the “Polaris Loan”) secured by Polaris Fashion Place, an enclosed regional mall located in Columbus, Ohio.  The proceeds were used to repay the prior $125.2 million mortgage loan on Polaris Fashion Place and to repay a portion of the principal amount outstanding under our corporate credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall with funds available from our corporate credit facility.

At December 31, 2012, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 46.1%, compared to 50.6% at December 31, 2011.  We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated operations.

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

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000. As of December 31, 2012, we have approximately 83.2 million shares of beneficial interest of GRT available for issuance.

At December 31, 2012, the aggregate borrowing availability on the credit facility, based upon quarterly availability tests, was $214.3 million and the outstanding balance was $85.0 million. Additionally, $817,000 represents a holdback on the available balance for letters of credit issued under the credit facility. As of December 31, 2012, the unused balance of the credit facility available to the Company was $128.5 million.

At December 31, 2012, our credit facility was collateralized by first mortgage liens on six Properties having a net book value of $125.2 million and other assets with a net book value of $72.4 million. Our mortgage notes payable were collateralized by first mortgage liens on seventeen of our Properties having a net book value of $1.8 billion. We have one unencumbered asset and other corporate assets that have a combined net book value of $59.7 million.

On February 20, 2013, we closed on a modification and extension of our $250.0 million corporate credit facility. The modification extends the facility's maturity date to February 2017 with an additional one-year extension option available that would extend the final maturity date to February 2018. The amended credit facility is unsecured and provides for improved pricing through a lower interest rate structure. Based upon current debt levels, credit facility pricing is set initially at LIBOR plus 1.95% per annum versus the current rate of LIBOR plus 2.38% per annum. The commitment amount may be increased to $400.0 million under an accordion feature. Our availability under the credit facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. Based upon the current pool of unencumbered properties at closing, we had $193.0 million of availability under the credit facility and approximately $157.0 million of unused capacity.

Simultaneously with the closing of the new unsecured credit facility, we closed on a new $45.0 million secured credit facility. The credit facility is secured by 49% of the partnership interests in four of our Properties. The interest rate is LIBOR plus 2.50% per annum and the term of the loan will not exceed 15 months. The secured credit facility is subject to borrowing availability limits and financial covenants that are consistent with market terms.
Cash Activity

For the Year Ended December 31, 2012

Net cash provided by operating activities was $115.2 million for the year ended December 31, 2012.  (See also “Results of Operations - Year Ended December 31, 2012 compared to Year Ended December 31, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow.)

Net cash used in investing activities was $318.9 million for the year ended December 31, 2012.  We spent $89.3 million on our investments in real estate. Of this amount, $42.2 million was spent on development and redevelopment projects. The amount spent on development and redevelopment projects include $14.9 million related to the renovation of The Outlet Collection | Jersey Gardens, $9.5 million at Polaris Fashion Place to acquire the Great Indoors store, $4.5 million at Dayton Mall, Scottsdale Quarter accounted for $6.2 million and the remaining amount is spread throughout the mall portfolio. We also spent $27.6 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection | Jersey Gardens, Polaris Fashion Place, Scottsdale Quarter, and Town Center Plaza.  The remaining amount was spent on operational capital expenditures. In addition, we spent $239.3 million toward the Pearlridge Acquisition, the Town Center Crossing Acquisition, and the acquisition of Malibu. Offsetting these decreases in cash, we received $17.9 million in distributions from unconsolidated real estate entities. We also received $7.1 million from the sale of two outparcels at Grand Central Mall and another outparcel at Northtown.

Net cash provided by financing activities was $212.4 million for the year ended December 31, 2012. We issued additional Common Shares as part of the March Offering which raised net proceeds of $216.9 million.  Additionally, we raised net proceeds of $26.4 million as part of the GRT ATM Program.  We received $197.0 million in proceeds from the issuance of mortgage notes payable of which $77.0 million was secured by Town Center Plaza, $82.0 million secured by Dayton Mall, and $38.0 million secured by Town Center Crossing. We also received $50.0 million associated with the bridge loan for Dayton Mall. We increased our outstanding indebtedness under the credit facility by $7.0 million. Furthermore, the Company issued Series H Preferred Shares in August 2012, raising net proceeds of $96.5 million. This amount was offset by the redemption of all Series F Preferred Shares and a portion of the Series G Preferred Shares totaling $60.0 million and $30.0 million, respectively. Offsetting the other increases to cash, we made $205.9 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center Plaza and $50.0 million was used to repay the Dayton Term Loan. We used a total of $66.7 million of cash towards the reduction of mortgage loans for Colonial Park Mall, Dayton Mall, and Scottsdale Quarter mortgages.  Additionally, principal payments of $19.2 million were made on various loan obligations.  Also, $80.1 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2011

Net cash provided by operating activities was $79.0 million for the year ended December 31, 2011.  (See also “Results of Operations - Year Ended December 31, 2011 compared to Year Ended December 31, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $163.0 million for the year ended December 31, 2011.  We spent $54.4 million on our investments in real estate.  Of this amount, $21.1 million related to the development of Scottsdale Quarter.  We also spent $12.4 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection | Jersey Gardens, The Mall at Johnson City, Merritt Square Mall, New Towne Mall, Polaris Fashion Place, and Weberstown Mall. In addition, $6.9 million was spent on operational capital expenditures.  We spent $98.7 million on the acquisition of Town Center Plaza.  Offsetting these uses of cash, we received $1.1 million from the sale of an outparcel at Ashland Town Center.

Net cash provided by financing activities was $83.6 million for the year ended December 31, 2011.  We made $153.3 million in principal payments on existing mortgage debt.  Of this amount, $137.0 million was primarily used to repay the existing mortgages on Polaris Lifestyle Center, Morgantown, Northtown, and Ashland Town Center.  Additionally, regularly scheduled principal payments of $16.3 million were made on various loan obligations.  Also, $65.7 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  Throughout 2011 we reduced our outstanding indebtedness under the credit facility by $75.6 million.  Offsetting the decreases to cash were proceeds we received from the issuance of Common Shares, a mortgage refinancing and additional borrowings.  We raised net proceeds of $256.3 million from the issuance of an additional offering of Common Shares and from the GRT ATM Program. Finally, we received $129.5 million in proceeds from the issuance of mortgage notes payable.  Of this amount, $70.0 million was received for the term loan associated with the acquisition of Town Center Plaza, $42.1 million was received for the mortgage associated with Ashland Town Center, and $15.0 million was received for the mortgage associated with the Phase III land at Scottsdale Quarter.  The remaining amount is the result of additional borrowings from the Scottsdale Quarter construction loan.

For the Year Ended December 31, 2010

Net cash provided by operating activities was $70.8 million for the year ended December 31, 2010.  (See also “Results of Operations - Year Ended December 31, 2011 compared to Year Ended December 31, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $162.9 million for the year ended December 31, 2010.  We spent $199.8 million on our investments in real estate.  Of this amount, $44.6 million was spent on development and redevelopment projects.  The amount spent on development and redevelopment projects includes $40.7 million related to the development of Scottsdale Quarter. We also spent $15.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center, The Outlet Collection | Jersey Gardens, Polaris Fashion Place, River Valley Mall, and Polaris Towne Center. An additional $5.9 million was spent on operational capital expenditures.  In addition, we spent $121.5 million towards the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Lastly, we made $15.0 million in investments in our unconsolidated real estate entities.  Of this amount, $14.9 million relates to the Company's 20% investment in the Pearlridge Venture's acquisition of Pearlridge with Blackstone.  Offsetting these decreases to cash, we received $60.1 million in proceeds from the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.

Net cash provided by financing activities was $16.4 million for the year ended December 31, 2010.  We received $146.0 million in proceeds from the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City as well as receiving $95.8 million of proceeds from new mortgage notes relating to the purchase of the fee interest in the real estate underlying Scottsdale Quarter and draws under the Scottsdale Construction Loan.  Finally, we issued additional Series G Preferred Shares as part of the April Offering, raising net proceeds of $72.6 million, as well as additional Common Shares as part of the July Offering, raising net proceeds of $95.6 million.  Offsetting these increases to cash, we made $136.2 million in principal payments on existing mortgage debt.  Of this amount, $120.3 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $15.9 million were made on various loan obligations.  Also, $51.3 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the credit facility by $193.4 million.  Lastly, the Company incurred $13.0 million in financing costs, mainly related to the modification of the credit facility in March 2010.

Financing Activity - Consolidated

Total debt increased by $231.7 million during 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2011	$1,175,053	$78,000	$1,253,053
New mortgage debt	247,000	—	247,000
Repayment of debt	(188,767)	—	(188,767)
Consolidation of Pearlridge	175,000	—	175,000
Pearlridge fair value adjustment	5,790	—	5,790
Consolidation of Surprise	3,625	—	3,625
Debt amortization payments	(17,086)	—	(17,086)
Amortization of fair value adjustments	(841)	—	(841)
Net borrowings, facilities	—	7,000	7,000
December 31, 2012	$1,399,774	$85,000	$1,484,774

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

During April 2012, we reduced the balance of the mortgage loan on Colonial Park Mall (the “Colonial Loan”) by $6.2 million to a balance of $33.8 million. We also exercised our option to extend the maturity date of the loan to April 23, 2013. During the extension period, the Colonial Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The interest rate on the Colonial Loan increased from LIBOR plus 3.00% to LIBOR plus 3.50% per annum.

On May 9, 2012, we closed on the Pearlridge Acquisition. The purchase price for the remaining 80% ownership interest was approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt currently encumbering the Property, which remains in place after the closing and is included with our other long term indebtedness for consolidated real estate properties, resulting in a cash purchase price for Blackstone's interest of approximately $149.4 million. The Pearlridge Acquisition was funded with the net proceeds from the March Offering and available funds from our credit facility.

On May 23, 2012, we executed an Amended and Restated Loan Agreement for Scottsdale Quarter (the “Scottsdale Loan”). The Scottsdale Loan converts the prior construction loan from a credit facility to a term loan with a loan amount of $130.0 million. The Scottsdale Loan is evidenced by promissory notes and is secured by an amended mortgage for Phases I and II of Scottsdale Quarter. The Scottsdale Loan is fully recourse to the borrower and has an average interest rate of 3.28% per annum as of December 31, 2012. We fixed the interest rate on $105.0 million of the loan amount at a rate of 3.14% per annum through an interest rate protection agreement and the remaining $25.0 million incurs interest at an average rate of LIBOR plus 3.65% per annum. The maturity date of the Scottsdale Loan is May 22, 2015 with an option to extend the maturity on a portion of the loan ($107.0 million) for one additional year, subject to certain conditions. The Scottsdale Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The Scottsdale Loan requires additional principal payments to be made if the debt service coverage ratio for the property is below a targeted ratio.  The prior $140.6 million construction loan was repaid using proceeds from the Scottsdale Loan and available funds from our credit facility.

On July 11, 2012, we executed the $50.0 million Dayton Term Loan.  The Dayton Term Loan was evidenced by a promissory note and secured by a collateral assignment of interests by an affiliate of the borrowers.  The Dayton Term Loan was fully guaranteed by GPLP, had an interest rate of LIBOR plus 3.00% per annum, and a maturity date of October 11, 2012.  The Dayton Term Loan required the borrowers to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable on the maturity date.  The proceeds of the Dayton Term Loan were used to repay the prior mortgage loan on Dayton Mall.  On August 22, 2012, we executed the $82.0 million Dayton Loan.  The Dayton Loan is evidenced by a promissory note and secured by a first mortgage lien on Dayton Mall.  The Dayton Loan is non-recourse and has an interest rate of 4.57% per annum and a maturity date of September 1, 2022.  The Dayton Loan requires the borrowers to make periodic payments of interest only during the first five years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date.  A portion of the proceeds of the Dayton Loan were used to repay the Dayton Term Loan and the remaining proceeds were used to reduce outstanding borrowings on our credit facility.

Effective July 20, 2012, we began reporting the Surprise Venture as a consolidated entity in our financial statements. Previously, it was recorded as an unconsolidated joint venture; therefore, the mortgage loan on Surprise is now recorded as part of our consolidated mortgage notes payable in our financial statements.

On October 25, 2012, a GRT affiliate borrowed $38.0 million (the “Town Center Crossing Loan”). The Town Center Crossing Loan is evidenced by a promissory note and secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Town Center Crossing. The Town Center Crossing Loan is non-recourse and has an interest rate of 4.25% per annum and a maturity date of February 1, 2027. The Town Center Crossing Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The Town Center Crossing Loan is cross-collateralized with the Leawood TCP Loan under which any default under the terms and conditions of either the Town Center Crossing Loan or the Leawood TCP Loan that remain uncured after the expiration of the applicable grace period or cure periods shall entitle the lender to exercise any and all remedies available to it under the mortgage documents for both the Town Center Crossing Loan and the Leawood TCP Loan. The proceeds of the Town Center Crossing Loan were used to reduce outstanding borrowings on our credit facility.

During November 2012, we modified the mortgage loan on SDQ III Fee (the “SDQ III Fee Loan”). The modification reduced the loan balance by $2.1 million to $12.9 million and extended the maturity date to December 1, 2013. During the extension period, the SDQ III Fee Loan requires the borrower to make monthly payments of interest with all outstanding principal and accrued interest being due and payable at the maturity date.

On February 11, 2013, we executed the $225.0 million Polaris Loan for Polaris Fashion Place.  The Polaris Loan is evidenced by a promissory note and secured by a first mortgage lien on Polaris Fashion Place. The Polaris Loan is non-recourse and has an interest rate of 3.90% per annum and a maturity date of March 1, 2025. The Polaris Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Polaris Loan were used to repay the prior $125.2 million mortgage loan on Polaris Fashion Place and to reduce outstanding borrowings on our credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall with funds available from our corporate credit facility.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities decreased by $132.2 million during 2012 of which $16.7 million represents our pro-rata share. The change in outstanding borrowings is primarily attributed to the following activity described below.

During January 2012, an agreement was reached that extended the maturity date to June 30, 2012 for the mortgage on Surprise ("Surprise Loan").  On July 20, 2012, the loan was further extended to June 2013, with an option to extend the maturity date to December 31, 2014, subject to certain conditions. In connection with this extension, the borrower agreed to make a principal reduction payment of $1.0 million.  The Surprise Loan also requires the borrower to make periodic payments of principal and interest and has an interest rate of LIBOR plus 4.00% or 5.50% per annum, whichever is greater.  Beginning July 20, 2012, we began reporting the Surprise Venture as a consolidated entity in our financial statements. Previously, it was recorded as an unconsolidated joint venture; therefore, the Surprise Loan is now recorded as part of our consolidated mortgage notes payable in our financial statements.

During 2011, an affiliate of the ORC Venture executed modification agreements for Tulsa's mortgage loan (the “Tulsa Loan”) that extended the maturity date to March 2012. The loan modification decreased the interest rate to the greater of 5.25% per annum or LIBOR plus 4.25% per annum. The modification also required the ORC Venture to market the Property for sale in order to further extend the maturity date. The Tulsa Loan matured on March 14, 2012 and was in default, however during 2012, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that cured the existing default and extended the maturity date to December 31, 2012. As the loan is now past maturity, the Tulsa Loan is currently in default.  The lender has not initiated any adverse actions against the property and the ORC Venture, in which the Company has a 52% interest, is engaged in active discussions with the lender regarding an extension of the loan's term and the continued marketing of Tulsa for sale.

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

At December 31, 2012, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $191.0 million. At December 31, 2012, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $291.9 million.

Consolidated Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2012 related to our consolidated operations (in thousands):

Consolidated Obligations and Commitments	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt (includes interest payments)	$1,778,459	$255,919	$906,450	$193,043	$423,047
Distribution obligations	20,626	20,626	—	—	—
OP Unit redemptions	25,504	25,504	—	—	—
Lease obligations	3,869	855	1,577	1,214	223
Tenant allowances	7,732	7,732	—	—	—
Ground lease obligations	311,969	4,363	9,506	9,506	288,594
Purchase obligations	28,324	28,324	—	—	—
Total consolidated obligations and commitments	$2,176,483	$343,323	$917,533	$203,763	$711,864

Long-term debt obligations including both scheduled interest and principal payments are disclosed in Note 4 - “Mortgage Notes Payable” and Note 5 - "Notes Payable" to the consolidated financial statements.

At December 31, 2012, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2012 the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.5 million, to be paid during the first quarter of 2013.  Our Series G Preferred Shares and the Series H Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.4 million per year.  The distribution obligation at December 31, 2012 for Series G Preferred Shares and Series H Preferred Shares is $4.2 million and $1.9 million, which represent the dividends declared but not paid as of December 31, 2012, respectively.

At December 31, 2012, there were approximately 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2012 is $25.5 million based upon a per unit value of $11.05 at December 31, 2012 (based upon a five-day average of the Common Stock price from December 21, 2012 to December 28, 2012).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2012 was $3.9 million.

At December 31, 2012, we had executed leases committing to $7.7 million in tenant allowances.  The leases will generate gross rents of approximately $38.8 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $28.3 million at December 31, 2012.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058 with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options. Our obligations under the aforementioned ground leases are included in the above table.

Commercial Commitments

The credit facility terms as of December 31, 2012, are discussed in Note 5 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

The following table shows the Company's pro-rata share of our contractual obligations and commitments as of December 31, 2012 with our material unconsolidated real estate entities (in thousands):

Pro-rata Share of Unconsolidated Joint Venture Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt (includes interest payments)	$152,046	$64,874	$53,846	$33,326	$—
Tenant allowances	809	809	—	—	—
Ground lease obligations	479	274	205	—	—
Purchase obligations	4,560	4,560	—	—	—
Total pro-rata share of unconsolidated joint venture obligations	$157,894	$70,517	$54,051	$33,326	$—

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $809,000 for tenants who have signed leases at the unconsolidated joint venture Properties.  The leases will generate pro-rata gross rents of approximately $3.1 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $4.6 million at December 31, 2012.

The Company currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal with the next re-appraisal due in 2014. Accordingly, our pro-rata share of this obligation is included in the above table through 2014.  The ground lease at Puente expires in 2059.

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service. At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset. Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $2.6 million and $2.4 million for the years ended December 31, 2012 and 2011, respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the years ended December 31, 2012 and 2011 the Company capitalized $5.6 million and $4.6 million, respectively, as it related to these costs.

The table below provides the amount we spent on our capital expenditures (amounts in thousands) during the year ended December 31, 2012:

	Capital Expenditures for the Year Ended December 31, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$7,291	$—	$7,291
Redevelopment and renovation projects	$34,889	$415	$35,304
Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$11,604	$4,185	$15,789
Non-Anchor stores	15,997	904	16,901
Operational capital expenditures	9,172	707	9,879
Total Property Capital Expenditures	$36,773	$5,796	$42,569

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

We continue to make significant progress on our redevelopment projects to update our two outlet Properties, The Outlet Collection | Jersey Gardens in Elizabeth, New Jersey and The Outlet Collection | Seattle in Auburn, Washington. We anticipate investing approximately $55 - $65 million to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to complement the existing retailers at the Properties. The Company has spent $17.5 million during the year ended December 31, 2012 on The Outlet Collection™ redevelopment and anticipates it will yield a return of 7% - 9%. With some of the key new outlet retailers, such as two Coach Factory Outlets and one Coach Men's store, open in our Outlet Collection Properties for the holiday season of 2012, we expect the full impact of the redevelopment from the remaining re-tenanting efforts in the second half of 2013.

As we enter 2013, we are focusing on a redevelopment of the former Great Indoors space at Polaris Fashion Place. We purchased the anchor store and land in 2012 for $9.5 million and have plans to transform the former department store space to a mixed use, open-air format. The new addition will compliment the outdoor retail and restaurants we added to Polaris in our 2008 redevelopment of the former Kauffman's department store. We have a high level of interest from retailers and restaurants for our new addition and expect to have this redevelopment completed in the next several years.

Our redevelopment and renovation expenditures in 2012 related primarily to the outlet redevelopment project at The Outlet Collection | Jersey Gardens and The Outlet Collection | Seattle, as well as the purchase of the Great Indoors store at Polaris Fashion Place. It also includes expenditures relating to the new Dick's Sporting Goods at the Dayton Mall and a new Applebee's restaurant at The Outlet Collection | Jersey Gardens.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the year ended December 31, 2012 primarily relates to our investment in Scottsdale Quarter.

The first two phases of Scottsdale Quarter are completed with approximately 541,000 square feet of GLA consisting of approximately 367,000 square feet of retail space with approximately 174,000 square feet of office space above the retail units. Approximately 89% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter. Between signed leases and letters of intent, we have approximately 94% of Phases I and II space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Express, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Restoration Hardware, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores. The first two phases of Scottsdale Quarter are completed and we expect to reach a stabilized return of approximately 5.5% - 6.0% in 2015 or thereafter.

With respect to Phase III of Scottsdale Quarter, our goal is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the project. In addition to retail, a portion of Phase III of Scottsdale Quarter could be developed for various uses including residential, lodging, or office. A portion of the Phase III real estate is in contract and the buyer has plans to develop luxury apartment units on the north parcel of the land. The contract is subject to completion of the buyer's due diligence.

We also continue to actively pursue a variety of other prospective development opportunities. With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our material joint venture Malls (“Mall Store Sales”) for the twelve months ended December 31, 2012 were $435 per square foot, a 7.7% increase from the $404 per square foot reported for the twelve months ended December 31, 2011.  Comparable Mall Store Sales, which include only those stores open for the twelve months ended December 31, 2012 and the same period of 2011, increased approximately 3.9%.

Property Occupancy

Portfolio occupancy statistics by Property type are summarized below:

	Occupancy (1)
	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
Core Mall Portfolio (2):
Mall Anchors	96.6%	96.8%	96.7%	96.7%	96.5%
Mall Non-Anchors	93.2%	91.4%	88.8%	89.5%	92.2%
Total Occupancy	95.3%	94.7%	93.6%	93.8%	94.8%
Mall Portfolio – excluding Joint Ventures:
Mall Anchors	95.6%	95.9%	95.7%	95.5%	95.3%
Mall Non-Anchors	93.9%	91.7%	88.9%	88.7%	91.5%
Total Occupancy	94.9%	94.2%	92.9%	92.9%	93.9%
Community Centers:
Community Center Anchors	100.0%	100.0%	100.0%	100.0%	100.0%
Community Center Non-Anchors	83.6%	86.6%	72.6%	77.0%	75.9%
Total Occupancy	93.4%	94.6%	88.9%	90.7%	90.2%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s joint venture Malls.

As of December 31, 2012, physical occupancy for Core Malls - Total Occupancy was 94.1%. Physical occupancy excludes tenants who are paying for vacant spaces as well as non-leasable space that is under development.

Core Mall portfolio total non-anchor occupancy increased from 92.2% at December 31, 2011 to 93.2% at December 31, 2012. Core Mall anchor occupancy increased from 96.5% at December 31, 2011 to 96.6% at December 31, 2012. The increase in occupancy can be attributed to the numerous tenants that opened at Scottsdale Quarter which included Bath and Body Works, Calvin Klein, Sephora as well as numerous office tenants. Also, Lloyd, Polaris Fashion Place, Puente and WestShore added new H&M stores that opened during 2012.

Leasing Results

We evaluate our leasing results by anchor and non-anchor as well as new deals versus renewals of existing tenants' leases. Anchor stores are those stores of 20,000 square feet or more and non-anchor stores are stores that are less than 20,000 square feet and outparcels. We report our leasing results for the leases we refer to as permanent leases, which exclude our specialty tenant activity that has a shorter term. Permanent leases have terms in excess of 35 months, while specialty deals have terms ranging from 13 - 35 months. The tenant allowances on the permanent leasing deals signed in 2012 are in-line with historical levels and typically have a reimbursement time horizon of 12-24 months based upon the base rent amount in the respective lease.

The following table summarizes our new and renewal leasing activity for the year ended December 31, 2012:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall Anchors	134,691	141,478	276,169	$24.55	$11.85	$14.91
Mall Non-Anchors	347,441	786,905	1,134,346	$32.74	$31.97	$32.21

Re-leasing spreads represent the percentage change in base rent for permanent leases signed, both new and renewals, to the base rent for comparative tenants for those leases where the space was occupied in the previous twenty-four months. Re-leasing spreads for the Core Malls increased by 10% for the non-anchor leases signed during the fiscal year 2012, with base rents averaging $35.18 psf. This is consistent with the 5% - 10% growth in rents that we targeted for our 2012 leasing activity. With tenant occupancy cost of less than 11% at end of 2012, we expect that we can continue to see our re-leasing spreads remain at 10% or more in 2013.

The following table summarizes the new and renewal lease activity and the comparative prior rents for the twelve months ended December 31, 2012, for only those leases where the space was occupied in the previous 24 months:

	GLA Analysis					Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall Anchors	20,751	86,084	106,835	$5.78	$2.70	$11.85	$11.85	$10.67	$10.07	6%
Mall Non-Anchors	196,115	589,162	785,277	$37.53	$33.69	$34.40	$31.61	$35.18	$32.13	10%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2012, approximately 89.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years and a weighted-average interest rate of approximately 5.2%.  At December 31, 2011, approximately 85.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.4 years, and a weighted-average interest rate of approximately 5.4%.  The remainder of our debt at December 31, 2012 and December 31, 2011, bears interest at variable rates with weighted-average interest rates of approximately 3.1% and 3.0%, respectively.

At December 31, 2012, the fair value of our debt (excluding borrowings under our credit facility) was $1,433.5 million, compared to its carrying amount of $1,399.8 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at December 31, 2012, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.6 million per year.  Also, the fair value of our debt would decrease by approximately $31.6 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $339,000 per year and increase the fair value of our debt by approximately $33.8 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to the current LIBOR rate, which was 0.21% as of December 31, 2012. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 - "Derivative Financial Instruments" to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of GRT and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC and are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management, and disclosed in a timely manner.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 22, 2013

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

Item 9B.   Other Information

None.

PART III

Item 10.   Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2012 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,845,892	$16.23	3,120,647
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statements

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

3.1	Articles of Amendment and Restatement of Declaration of Trust for the Glimcher Realty Trust Second Amended and Restated Declaration of Trust. (7)
3.2	Amended and Restated Bylaws. (4)
3.3	Articles Supplementary classifying 4,000,000 Shares of Beneficial Interest of the Registrant as Series H Cumulative Redeemable Preferred Shares, par value $0.01 per share. (10)
3.4
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (11)

3.5	Articles Supplementary Classifying and Designating an additional 3,500,000 preferred shares as 8.125% Series G Cumulative Redeemable Preferred Shares, par value $.01 per share. (31)
3.6	Specimen Certificate for Common Shares of Beneficial Interest. (1)
3.7	Specimen Certificate evidencing the Series H Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)
3.8	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
4.1	Form of Senior Debt Indenture. (26)
4.2	Form of Subordinated Debt Indenture. (26)
4.3
Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of November 5, 2009 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (35)

4.4
First Amendment to Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of January 14, 2010 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (35)

4.5	Articles of Amendment and Restatement of Declaration of Trust for the Glimcher Realty Trust Second Amended and Restated Declaration of Trust. (7)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (24)
10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (24)
10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (24)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (24)
10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (24)
10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (24)
10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (24)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (24)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 9, 2008. (24)
10.12	Amendment No. 10 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of April 28, 2010. (31)
10.13	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.14	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (12)
10.15	2011 Glimcher Long-Term Incentive Compensation Plan. (35)
10.16
Form of Performance Share Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and 2011 Glimcher Long-Term Incentive Compensation Plan (replaces Exhibit 10.130 of Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011). (2)

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

10.32
Third Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of April 1, 2011, by and among KeyBank National Association, Kierland Crossing, LLC and Glimcher Properties Limited Partnership, and certain other participating banks and financial institutions. (35)

10.33	Loan Agreement, dated as of June 21, 2011, between ATC Glimcher, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.34	Promissory Note, dated June 21, 2011, for forty-two million seventy-five thousand dollars ($42,075,000) issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.35
Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, effective as of June 21, 2011, issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P. (36)

10.36	Guaranty, dated as of June 21, 2011, by Glimcher Properties Limited Partnership for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.37	Environmental Indemnity Agreement, dated June 21, 2011, issued by Glimcher Properties Limited Partnership and ATC Glimcher, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.38	Purchase Agreement, dated as of August 22, 2011, by and between Town Center Plaza, L.L.C. and Leawood TCP, LLC. (5)
10.39
Third Amended and Restated Credit Agreement, dated as of October 12, 2011, by and between Glimcher Properties Limited Partnership, Glimcher Realty Trust, and KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, Huntington National Bank, Goldman Sachs Bank USA, and PNC Bank, National Association. (2)

10.40	Promissory Note, dated December 6, 2011, issued by Glimcher Properties Limited Partnership and Leawood TCP, LLC in the amount of $70 million (relates to Leawood bridge financing). (2)
10.41
Amended and Restated Subsidiary Guaranty, dated as of October 12, 2011, by Morgantown Commons Limited Partnership, Morgantown Mall Associates Limited Partnership, Glimcher Northtown Venture, LLC, GB Northtown, LLC, Polaris Lifestyle Center, LLC, EM Columbus, III, Fairfield Village, LLC, Glimcher JB Urban Renewal, Inc., Jersey Gardens Center, LLC, Polaris Mall, LLC, RV Boulevard Holdings, LLC, and Weberstown Mall, LLC for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement, dated as of October 12, 2011. (2)

10.42
Amended and Restated Parent Guaranty, dated as of October 12, 2011, by Glimcher Realty Trust and Glimcher Properties Corporation for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement, dated as of October 12, 2011. (2)

10.43
Promissory Note, dated January 17, 2012, issued by Leawood TCP, LLC in the amount of seventy-seven million dollars ($77,000,000) (issued in connection with $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.44
Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.45
Assignment of Leases and Rents, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.46
Limited Guaranty, dated January 17, 2012, by Glimcher Properties Limited Partnership in favor of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.47
Environmental Indemnification Agreement, dated January 17, 2012, by Glimcher Properties Limited Partnership for benefit of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.48	Loan Agreement, as amended, dated as of April 8, 2010, between Glimcher MJC, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.49	Promissory Note, dated April 8, 2010, issued by Glimcher MJC, LLC in the amount of fifty-five million dollars ($55,000,000). (33)
10.50
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, as amended, effective as of April 8, 2010, by Glimcher MJC, LLC. (33)

10.51	Guaranty (unfunded obligations), executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.52	Guaranty, executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.53	Environmental Indemnity Agreement, dated April 8, 2010, by Glimcher Properties Limited Partnership and Glimcher MJC, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.54	Loan Agreement, dated as of June 30, 2010, between Grand Central Parkersburg, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.55	Promissory Note, dated June 30, 2010, issued by Grand Central Parkersburg, LLC in the amount of forty-five million dollars ($45,000,000). (33)
10.56	Environmental Indemnity Agreement, dated June 30, 2010, by Glimcher Properties Limited Partnership and Grand Central Parkersburg, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (34)
10.57	Loan Agreement, dated as of September 9, 2010, between SDQ Fee, LLC and German American Capital Corporation. (33)
10.58	Guaranty of Recourse Obligations, dated as of September 9, 2010, by Glimcher Properties Limited Partnership for the benefit of German American Capital Corporation. (34)
10.59	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated September 9, 2010, by SDQ Fee, LLC. (34)
10.60	Promissory Note, dated September 9, 2010, issued by SDQ Fee, LLC in the amount of Seventy Million Dollars ($70,000,000). (34)
10.61
Real Property Purchase and Sale Agreement and Escrow Instructions, dated as of August 25, 2010, by and between Sucia Scottsdale, LLC, as seller, Kierland Crossing, LLC, as buyer, and Fidelity National Title Insurance Corporation, as escrow agent. (33)

10.62	Guaranty, executed as of June 30, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Grand Central Parkersburg, LLC). (33)
10.63
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, executed as of June 30, 2010, by Grand Central Parkersburg, LLC. (33)

10.64	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender. (24)
10.65
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.66
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

10.71	Loan Agreement, dated as of August 22, 2012, by and between Dayton Mall II, LLC and Wells Fargo Bank, National Association. (37)

10.72	Promissory Note, dated August 22, 2012, issued by Dayton Mall II, LLC to Wells Fargo Bank, National Association in the principal amount of $82,000,000. (37)
10.73
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 22, 2012, by Dayton Mall II, LLC for the benefit of Wells Fargo Bank, National Association. (37)

10.74	Guaranty of Recourse Obligations, dated as of August 22, 2012, by Dayton Mall II, LLC in favor of Wells Fargo Bank, National Association. (37)
10.75	Purchase and Sale Agreement, dated as of March 20, 2012, by and between BRE/Pearlridge Member LLC and GRT Pearlridge, LLC. (39)
10.76
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (28)

10.77
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (28)

10.78
Second Modification of Loan Documents, dated as of July 13, 2009, by and among Tulsa Promenade, LLC, Charter One Bank, N.A. (a/k/a RBS Citizens, National Association d/b/a Charter One) and JP Morgan Chase Bank, N.A. (27)

10.79	Loan Agreement, dated June 21, 2012, by and between Puente Hills Mall, LLC and Midland National Life Insurance Company. (38)
10.80	Deed of Trust, Security Agreement and Fixture Filing, dated as of June 21, 2012, by Puente Hills Mall, LLC for the benefit of Midland National Life Insurance Company. (38)
10.81	Assignment of Leases and Rents, dated as of June 21, 2012, by Puente Hills Mall, LLC to Midland National Life Insurance Company. (38)
10.82	Environmental Indemnity Agreement, dated as of June 21, 2012, by Puente Hills Mall, LLC and Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company. (38)
10.83	Guaranty Agreement, dated as of June 21, 2012, by Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company. (38)
10.84	Promissory Note, dated as of June 21, 2012, issued by Puente Hills Mall, LLC to Midland National Life Insurance Company in the principal amount of $60,000,000. (38)
10.85
Term Loan Agreement, dated July 11, 2012, among Dayton Mall Venture, LLC, Glimcher Properties Limited Partnership, KeyBank National Association and the several lenders party to the agreement from time to time. (38)

10.86	Note, dated July 11, 2012, issued from Dayton Mall Venture, LLC and Glimcher Properties Limited Partnership to KeyBank National Association in the principal amount of $50,000,000. (38)
10.87	Collateral Assignment of Interests, dated July 11, 2012, by Glimcher Properties Limited Partnership and Glimcher Dayton Mall, Inc. to KeyBank National Association. (38)
10.88	Parent Guaranty, dated July 11, 2012, by Glimcher Realty Trust in favor of KeyBank National Association. (38)
10.89	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.90	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.91	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.92	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.93	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.94	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.95	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.96	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.97	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (19)
10.98	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (25)

10.99
Term Loan Agreement, dated as of January 7, 2013, among UPV Glimcher L.P., Glimcher Properties Limited Partnership, KeyBank National Association and several other participating lenders that are parties to the agreement from time to time.

10.100
Collateral Assignment of Interest, dated January 7, 2013, by Glimcher Properties Limited Partnership and UPV Glimcher L.P. to KeyBank National Association, as agent for itself and other participating lenders that are parties to the Term Loan Agreement from time to time.

10.101	Note, dated January 7, 2013, issued from UPV Glimcher L.P. and Glimcher Properties Limited Partnership to KeyBank National Association in the principal amount of $60,000,000.
10.102
Parent Guaranty, dated January 7, 2013, by Glimcher Realty Trust to and for the benefit of KeyBank National Association, as agent for itself and other participating lenders that are parties to the Term Loan Agreement from time to time.

10.103	Promissory Note A1, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of eighty-five million dollars ($85,000,000). (9)
10.104	Promissory Note A2, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of twenty-eight million five hundred thousand dollars ($28,500,000). (9)
10.105
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.106
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.107	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.108	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.109	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.110	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.111	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (22)
10.112	Agreement of Purchase and Sale by and between UPB Corporation and Glimcher Properties Limited Partnership, dated December 6, 2012 (Purchase of University Park Village).
10.113	Amended and Restated Promissory Note A, dated May 22, 2003, issued by PFP Columbus, LLC, for $135,000,000. (9)
10.114	Amended and Restated Promissory Note B, dated May 22, 2003, issued by PFP Columbus, LLC, for $24,837,623. (9)
10.115	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc., relating to Polaris Fashion Place. (9)
10.116	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (9)
10.117
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.118	Promissory Note A1, dated June 9, 2004, issued by N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $85,000,000. (16)
10.119	Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $80,000,000. (16)
10.120
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 among N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.121	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)
10.122	Loan Agreement, dated as of October 8, 2008, between Morgantown Mall Associates Limited Partnership and First Commonwealth Bank. (29)
10.123
Term Note, dated as of October 8, 2008, issued by Morgantown Mall Associates Limited Partnership to First Commonwealth Bank in the principal amount of $40,000,000 relating to Morgantown Mall located in Morgantown, WV. (29)

10.124	Deed of Trust and Security Agreement, effective as of October 14, 2008, by Morgantown Mall Associates Limited Partnership for the benefit of First Commonwealth Bank. (29)
10.125	Limited Guaranty and Suretyship Agreement, dated as of October 8, 2008, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank. (29)
10.126
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of KeyBank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.127	Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein. (29)
10.128
Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (29)

10.129
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

10.132	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.133	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.134	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.135
Guaranty of Recourse Obligations, dated December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)

10.136	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Extended Vesting). (20)
10.137	Term Loan Agreement, dated as of December 6, 2011, by and between Leawood TCP, LLC, Glimcher Properties Limited Partnership, KeyBank National Association and other vested lenders. (2)
10.138	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (23)
10.139	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (23)
10.140	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (21)
10.141	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Trustee Awards). (24)
10.142
Amended and Restated Loan Agreement, dated as of May 23, 2012, among Kierland Crossing, LLC, Glimcher Properties Limited Partnership, KeyBank National Association, KeyBanc Capital Markets, PNC Bank National Association, and the several lenders party to the agreement from time to time. (38)

10.143
First Amendment to Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 23, 2012, by Kierland Crossing, LLC for the benefit of KeyBank National Association, as administrative agent. (38)

10.144	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $26,750,000. (38)
10.145	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $26,750,000. (38)
10.146	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $26,750,000. (38)
10.147	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $26,750,000. (38)

10.148	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $5,750,000. (38)
10.149	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to The Huntington National Bank in the principal amount of $5,750,000. (38)
10.150	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $5,750,000. (38)
10.151	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $5,750,000. (38)
10.152	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $5,750,000. (38)
10.153	Loan Agreement, dated October 25, 2012, by and between 119 Leawood, LLC and ING Life Insurance and Annuity Company.
10.154	Promissory Note, dated October 25, 2012, issued by 119 Leawood, LLC to ING Life Insurance and Annuity Company in the principal amount of $38,000,000.
10.155	Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company.
10.156	Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company (2nd Mortgage).
10.157	Assignment of Rents and Leases, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company.
10.158	Assignment of Rents and Leases, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company (2nd Mortgage).
10.159	Limited Guaranty, dated October 25, 2012, by Leawood TCP, LLC for the benefit of ING Life Insurance and Annuity Company.
10.160	Limited Guaranty, dated October 25, 2012, by 119 Leawood, LLC for the benefit of ING Life Insurance and Annuity Company.
10.161	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Executive Awards - Five Year Cliff Vesting). (37)
10.162	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Trustee Awards). (38)
10.163	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Trustee Awards). (38)
10.164	Form Performance Share Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan. (38)
10.165	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Incentive Stock Options). (38)
10.166	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Non-Qualified Stock Options). (38)
10.167	Glimcher Realty Trust 2012 Incentive Compensation Plan. (30).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	GRT Mall JV, LLC Financial Statements
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.
(3)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(5)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011.
(6)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(7)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(8)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(9)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(10)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on August 10, 2012.
(11)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(12)	Incorporated by reference to Appendix A of Glimcher Realty Trust's Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(13)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(14)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(17)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(18)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(19)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(21)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(22)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(23)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.
(24)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(25)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(26)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-3ASR, SEC File No. 333-172462, filed with the Securities and Exchange Commission on February 25, 2011.

(27)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 30, 2009.
(28)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(29)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 24, 2009.
(30)	Incorporated by reference to Glimcher Realty Trust's Form S-8, filed with the Securities and Exchange Commission on May 10, 2012.
(31)	Incorporated by reference to Glimcher Realty Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(32)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on May 6, 2010.
(33)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 23, 2010.
(34)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010.
(35)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011.
(36)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on July 28, 2011.
(37)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on October 26, 2012.
(38)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on July 27, 2012.
(39)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST /s/ Mark E. Yale Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)
February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 22, 2013
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 22, 2013
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 22, 2013
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 22, 2013
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	February 22, 2013
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 22, 2013
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 22, 2013
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 22, 2013
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 22, 2013
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 22, 2013
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 22, 2013
William S. Williams

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2012 and 2011, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glimcher Realty Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 22, 2013

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	December 31,
	2012	2011
ASSETS
Investment in real estate:
Land	$338,543	$312,496
Buildings, improvements and equipment	2,361,077	1,876,048
Developments in progress	75,748	46,530
	2,775,368	2,235,074
Less accumulated depreciation	710,042	634,279
Property and equipment, net	2,065,326	1,600,795
Deferred costs, net	30,944	24,505
Real estate asset held-for-sale	4,056	4,056
Investment in and advances to unconsolidated real estate entities	86,702	124,793
Investment in real estate, net	2,187,028	1,754,149
Cash and cash equivalents	17,489	8,876
Restricted cash	22,043	18,820
Tenant accounts receivable, net	31,793	26,873
Deferred expenses, net	17,642	15,780
Prepaid and other assets	53,412	40,928
Total assets	$2,329,407	$1,865,426

LIABILITIES AND EQUITY
Mortgage notes payable	$1,399,774	$1,175,053
Notes payable	85,000	78,000
Other liabilities associated with asset held-for-sale	132	127
Accounts payable and accrued expenses	112,630	50,304
Distributions payable	20,314	18,013
Total liabilities	1,617,850	1,321,497
Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 0 and 2,400,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	—	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 8,300,000 and 9,500,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	192,412	222,074
Series H Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 and 0 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	96,466	—
Common Shares of Beneficial Interest, $0.01 par value, 143,089,670 and 115,975,420 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	1,431	1,160
Additional paid-in capital	1,264,104	1,016,188
Distributions in excess of accumulated earnings	(853,530)	(766,571)
Accumulated other comprehensive loss	(1,284)	(483)
Total Glimcher Realty Trust shareholders’ equity	699,599	532,368
Noncontrolling interest	11,958	11,561
Total equity	711,557	543,929
Total liabilities and equity	$2,329,407	$1,865,426

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Minimum rents	$196,147	$159,958	$159,837
Percentage rents	9,815	6,320	4,627
Tenant reimbursements	96,361	77,145	79,812
Other	23,712	24,024	22,740
Total revenues	326,035	267,447	267,016
Expenses:
Property operating expenses	70,935	57,181	56,848
Real estate taxes	39,221	32,801	32,690
Provision for doubtful accounts	6,065	3,448	3,693
Other operating expenses	18,661	10,960	12,345
Depreciation and amortization	96,998	68,658	67,929
General and administrative	23,689	20,282	19,414
Impairment loss	18,477	8,995	—
Total expenses	274,046	202,325	192,919
Operating income	51,989	65,122	74,097
Interest income	71	1,441	1,190
Interest expense	70,667	70,115	75,776
Gain on remeasurement of equity method investment	25,068	—	—
Equity in (loss) income of unconsolidated real estate entities, net	(10,127)	(6,380)	31
Loss from continuing operations	(3,666)	(9,932)	(458)
Discontinued operations:
Gain (loss) on disposition of properties	—	27,800	(215)
Income from operations	984	1,477	1,053
Net (loss) income	(2,682)	19,345	380
Add: allocation to noncontrolling interest	601	212	5,473
Net (loss) income attributable to Glimcher Realty Trust	(2,081)	19,557	5,853
Less: Preferred share dividends	24,969	24,548	22,236
Less: Write-off of issuance costs related to preferred share redemptions	3,446	—	—
Net loss to common shareholders	$(30,496)	$(4,991)	$(16,383)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.23)	$(0.32)	$(0.23)
Discontinued operations	$0.01	$0.27	$0.01
Net loss to common shareholders	$(0.23)	$(0.05)	$(0.22)
EPS (diluted):
Continuing operations	$(0.23)	$(0.32)	$(0.23)
Discontinued operations	$0.01	$0.27	$0.01
Net loss to common shareholders	$(0.23)	$(0.05)	$(0.22)
Weighted average common shares outstanding	135,152	104,220	75,738
Weighted average common shares and common share equivalent outstanding	137,624	107,101	78,724

Net (loss) income	$(2,682)	$19,345	$380
Other comprehensive (loss) income on derivative instruments, net	(815)	3,320	6,578
Comprehensive (loss) income	(3,497)	22,665	6,958
Comprehensive loss (income) attributable to noncontrolling interest	14	(96)	(169)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(3,483)	$22,569	$6,789
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except share, par value and unit amounts)

				Common Shares of Beneficial Interest
	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total
Balance, December 31, 2009	$60,000	$150,000	$—	68,718,924	$687	$666,489	$(671,351)	$(3,819)	$5,408	$207,414
Distributions declared, $0.4000 per share							(30,795)		(1,194)	(31,989)
Distribution Reinvestment and Share Purchase Plan				34,482	1	179				180
Excercise of stock options				18,668	—	26				26
Restricted stock grant				180,666	2	(2)				—
Amortization of restricted stock						897				897
Preferred stock dividends							(22,236)			(22,236)
Net income							5,853		(5,473)	380
Other comprehensive income on derivative instruments								6,409	169	6,578
Stock option expense						171				171
Issuance of Series G Cumulative Preferred stock		74,751								74,751
Issuance of common stock				16,100,000	161	100,464				100,625
Preferred and common stock issuance costs		(2,677)				(5,010)				(7,687)
Adjustments related to consolidation of a previously unconsolidated entity								(6,297)	8,954	2,657
Acquisition of noncontrolling interest in partnership						4,174			(4,174)	—
Transfer to noncontrolling interest in partnership						(3,437)			3,437	—
Balance, December 31, 2010	60,000	222,074	—	85,052,740	851	763,951	(718,529)	(3,707)	7,127	331,767
Distributions declared, $0.4000 per share							(43,051)		(1,146)	(44,197)
Distribution Reinvestment and Share Purchase Plan				16,534	—	143				143
Exercise of stock options				39,698	—	106				106
Restricted stock grant				255,886	3	(3)				—
OP unit conversion				196,909	2					2
Amortization of performance stock						212				212
Amortization of restricted stock						1,035				1,035
Preferred stock dividends							(24,548)			(24,548)
Net income							19,557		(212)	19,345
Other comprehensive income on derivative instruments								3,224	96	3,320
Stock option expense						415				415
Issuance of common stock				30,413,653	304	265,454				265,758
Stock issuance costs						(9,429)				(9,429)
Transfer to noncontrolling interest in partnership						(5,696)			5,696	—
Balance, December 31, 2011	60,000	222,074	—	115,975,420	1,160	1,016,188	(766,571)	(483)	11,561	543,929
Distributions declared, $0.4000 per share							(56,463)		(968)	(57,431)
Distribution Reinvestment and Share Purchase Plan				10,416	—	90				90
Exercise of stock options				152,694	1	480				481
Restricted stock grant				898,224	9	(9)				—
Cancellation of restricted stock grant				(35,174)	—	—				—
OP unit conversion				481,190	5	—				5
Amortization of performance stock						766				766
Amortization of restricted stock						1,669				1,669
Preferred stock dividends							(24,969)			(24,969)
Net loss							(2,081)		(601)	(2,682)
Other comprehensive loss on derivative instruments								(801)	(14)	(815)
Stock option expense						817				817
Issuances of common stock				25,606,900	256	254,670				254,926
Issuance of Series H Cumulative Preferred Shares			100,000							100,000
Preferred and common stock issuance costs			(3,534)			(11,650)				(15,184)
Redemption of Cumulative Preferred Shares	(60,000)	(30,000)								(90,000)
Write-off of issuance costs related to preferred share redemptions		338				3,108	(3,446)			—
Adjustments related to consolidation of a previously unconsolidated entity									(45)	(45)
Transfer to noncontrolling interest in partnership						(2,025)			2,025	—
Balance, December 31, 2012	$—	$192,412	$96,466	143,089,670	$1,431	$1,264,104	$(853,530)	$(1,284)	$11,958	$711,557

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,682)	$19,345	$380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	5,859	3,547	3,754
Depreciation and amortization	97,501	69,921	69,543
Amortization of financing costs	3,895	6,119	6,488
Equity in loss (income) of unconsolidated real estate entities, net	10,127	6,380	(31)
Distributions from unconsolidated real estate entities	4,064	7,062	1,925
Discontinued development costs charged to expense	3,359	100	241
Impairment loss	18,477	8,995	—
Gain on sale of operating real estate assets	—	—	(547)
Gain on sale of outparcels	(1,979)	(551)	—
Gain on remeasurement of equity method investment	(25,068)	—	—
(Gain) loss on disposition of properties	—	(27,800)	215
Stock compensation expense	3,252	1,662	1,068
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(7,823)	(7,527)	(6,276)
Prepaid and other assets	1,369	(4,754)	(3,222)
Accounts payable and accrued expenses	4,834	(3,499)	(2,787)
Net cash provided by operating activities	115,185	79,000	70,751
Cash flows from investing activities:
Additions to investment in real estate	(89,331)	(54,362)	(199,804)
Acquisition of properties, net of cash assumed	(239,326)	(98,692)	—
Additions to investment in unconsolidated real estate entities	(5,761)	(41)	(15,028)
Proceeds from sale of properties	—	—	60,070
Proceeds from sale of outparcels	7,050	1,050	—
Additions to restricted cash	(1,909)	(2,393)	(5,984)
Additions to deferred costs and other	(7,511)	(8,549)	(7,463)
Distributions from unconsolidated real estate entities	17,851	—	—
Net increase in cash from previously unconsolidated real estate entity	—	—	5,299
Net cash used in investing activities	(318,937)	(162,987)	(162,910)
Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	7,000	(75,553)	(193,353)
Payments of deferred financing costs	(5,997)	(8,015)	(12,971)
Proceeds from issuance of mortgages and other notes payable	247,000	129,529	241,816
Principal payments on mortgages and other notes payable	(205,853)	(153,250)	(136,176)
Net proceeds from issuance of common shares	243,276	256,329	95,615
Net proceeds from issuance of preferred shares	96,466	—	72,608
Redemption of preferred shares	(90,000)	—	—
Proceeds received from dividend reinvestment and exercise of stock options	571	249	206
Cash distributions	(80,098)	(65,671)	(51,348)
Net cash provided by financing activities	212,365	83,618	16,397
Net change in cash and cash equivalents	8,613	(369)	(75,762)
Cash and cash equivalents, at beginning of year	8,876	9,245	85,007
Cash and cash equivalents, at end of year	$17,489	$8,876	$9,245
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At December 31, 2012, GRT both owned material interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has an ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”). As of December 31, 2012, GRT was a limited partner in GPLP with a 98.3% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.” The equity method of accounting is applied to entities in which the Company has more than a nominal interest. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Subsequent events that have occurred since December 31, 2012 that require recognition or disclosure in these financial statements are presented in Note 26 - "Subsequent Events."

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Final billings to tenants for real estate taxes, insurance and other shopping center operating expenses in 2011 and 2010, which were billed in 2012 and 2011, respectively, did not vary significantly as compared to the estimated receivable balances.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, license agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and three to ten years for equipment and fixtures.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles and are classified as "Buildings, improvements and equipment" in the Company's Consolidated Balance Sheets.  These intangibles are amortized over the period the retailer is required to operate their store.

Investment in Real Estate – Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets. Long-lived assets are tested on a quarterly basis for recoverability or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

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

As of December 31, 2012 and 2011, the Company was in a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, the land is classified as held-for-sale.

Accounting for Acquisitions

The value of the real estate acquired is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property noted above is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the fair value of an acquired property using a variety of methods to estimate the fair value of the tangible assets.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between a) the contractual amounts to be paid pursuant to the in-place leases and b) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815 - “Derivatives and Hedging.” The objective of the guidance is to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under this guidance; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

	Years Ended December 31,
	2012	2011	2010
Interest expense	$66,772	$64,073	$69,360
Amortization of financing costs	3,895	6,042	6,416
Total interest expense	70,667	70,115	75,776
Interest capitalized	2,506	5,201	10,970
Total interest costs	$73,173	$75,316	$86,746

The Company paid $70,131, $70,178 and $79,978 for interest for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company has determined that it is the primary beneficiary in two VIEs, and has consolidated each as disclosed in Note 12 - “Investment in Joint Ventures - Consolidated.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $4,844, $4,098, and $4,577 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures. During the year ended December 31, 2012, noncontrolling interest allocated to the partner in the joint venture that owns Town Square at Surprise amounted to $47. At December 31, 2011, noncontrolling interest included only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the year ended December 31, 2012 accounted for changes in the following areas:  a) investment in real estate - $217,904, b) cash in escrow - $1,315, c) investment in joint venture - $(11,811), d) accounts receivable - $2,956, e) deferred costs - $7,310, f) prepaid and other assets - $14,053, g) mortgage notes payable $(183,574), h) accounts payable and accrued liabilities - $(57,488), and i) accumulated other comprehensive loss - $801.

Share distributions of $14,306 and $11,597 were declared, but not paid as of December 31, 2012 and December 31, 2011, respectively.  Operating Partnership distributions of $230 and $279 were declared, but not paid as of December 31, 2012 and December 31, 2011, respectively.  Distributions for GRT's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of December 31, 2011.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,215 and $4,824 were declared, but not paid as of December 31, 2012 and December 31, 2011, respectively. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Shares”) of $1,875 were declared, but not paid as of December 31, 2012, $1,563 of which relates to the three months ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Comprehensive Income

ASC Topic 220 – “Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income or loss and unrealized gains and losses from fair value adjustments on certain derivative instruments, net of allocations to noncontrolling interests.

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

3.	Tenant Accounts Receivable, Net

The Company’s tenant accounts receivable is comprised of the following components:

	December 31,
	2012	2011
Billed receivables	$6,219	$6,071
Straight-line receivables	20,129	17,287
Unbilled receivables	10,146	7,249
Less: allowance for doubtful accounts	(4,701)	(3,734)
Tenant accounts receivable, net	$31,793	$26,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

4.	Mortgage Notes Payable as of December 31, 2012 and 2011 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
Mortgage Notes Payable	2012	2011	2012	2011
Fixed Rate:
PFP Columbus, LLC	$125,414	$128,570	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	140,409	143,846	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	97,285	99,551	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	53,018	54,309	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	55,205	55,999	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	67,778	68,829	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	175,000	-	4.60%	-		(m)	$169,327	November 1, 2015
RVM Glimcher, LLC	47,378	48,097	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	40,791	41,388	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	53,573	54,153	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	43,730	44,277	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,223	41,833	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	-	4.57%	-		(d)	$75,241	September 1, 2022
Leawood TCP, LLC	76,057	-	5.00%	-		(a)	$52,465	(j)
119 Leawood, LLC	37,948	-	4.25%	-		(a)	$25,820	(j)
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,215,809	859,852
Variable Rate:
Catalina Partners, LP (f)	33,455	40,000	3.71%	3.41%	(g)	(a)	$33,283	April 23, 2013
Surprise Peripheral Venture, LLC (p)	3,592	-	5.50%	-	(q)	(a)	$3,566	(r)
SDQ III Fee, LLC (s)	12,930	15,000	3.11%	3.20%	(l)	(b)	$12,930	December 1, 2013
Kierland Crossing, LLC (t)	130,000	140,633	3.28%	2.86%	(h)	(b)	$130,000	(n)
	179,977	195,633
Other:
Fair value adjustments	3,988	(961)
Extinguished debt	-	120,529		(o)
Mortgage Notes Payable	$1,399,774	$1,175,053

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	In April 2012, the Company reduced the loan amount by $6,200 to a balance of $33,800.

(g)	Interest rate of LIBOR plus 3.50%.

(h)
$105,000 was fixed through a swap agreement at a rate of 3.14% at December 31, 2012 and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%. $125,000 was fixed through a swap agreement at a rate of 2.86% at December 31, 2011.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Town Center Plaza and Town Center Crossing are cross-collateralized and have a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of The Outlet Collection | Jersey Gardens site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rate of LIBOR plus 2.90%.

(m)	The loan requires monthly payments of interest only until November 2013. Thereafter, monthly payments of principal and interest are required.

(n)	The loan matures on May 22, 2015; however, a portion of the loan ($107,000) may be extended for one year subject to certain loan extension fees and conditions.

(o)	Interest rates ranging from 3.30% to 8.27% at December 31, 2011.

(p)	Beginning in July 2012, the joint venture that owns Town Square at Surprise is being included in the Company's consolidated results. It was previously classified as an unconsolidated entity.

(q)	Interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(r)	The loan matures June 30, 2013, however, the loan may be extended for eighteen months subject to certain loan extension fees and conditions.

(s)	In November 2012, the Company reduced the loan by $2,070 to a balance of $12,930.

(t)	In May 2012, the Company modified the loan which resulted in a $10,633 reduction of the loan amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $1,812,056 and $1,384,982 at December 31, 2012 and December 31, 2011, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at December 31, 2012.  Additionally, $173,639 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of The Outlet Collection | Jersey Gardens, have been guaranteed by GRT as of December 31, 2012.

Principal maturities (excluding extension options) on mortgage notes payable during each of the five years subsequent to December 31, 2012 and thereafter, are as follows:

December 31,	Amount
2013	$191,722
2014	244,699
2015	477,852
2016	147,993
2017	4,886
Thereafter	332,622
Total	$1,399,774

5.	Notes Payable

GPLP's secured credit facility (the “Credit Facility”) has a maximum borrowing capacity of $250,000, subject to certain quarterly availability tests. GPLP may increase the total borrowing availability to $400,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining agreements from the existing lenders to increase their lending commitment.  The Credit Facility matures on October 12, 2014 and contains an option to extend the maturity date an additional year to October 12, 2015. The interest rate ranges from LIBOR plus 2.00% to LIBOR plus 2.75% based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of December 31, 2012 is LIBOR plus 2.25%. The Credit Facility is secured by perfected first mortgage liens with respect to four of the Company's mall Properties, two community center Properties, and certain other assets. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of December 31, 2012.

At December 31, 2012, the availability level on the Credit Facility was $214,346 and the outstanding balance was $85,000.  Additionally, $817 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2012, the unused balance of the Credit Facility available to the Company was $128,529 and the average interest rate on the outstanding balance was 2.46% per annum.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

6.	Income Taxes

The following table reconciles the Company’s net (loss) income to taxable income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net (loss) income attributable to Glimcher Realty Trust	$(2,081)	$19,557	$5,853
Add: Net (loss) income of taxable REIT subsidiaries	(185)	8,568	2,211
Net (loss) income from REIT operations (1)	(2,266)	28,125	8,064
Add: Book depreciation and amortization	109,723	86,585	79,028
Less: Tax depreciation and amortization	(66,875)	(59,392)	(54,406)
Book loss from capital transactions and impairments	(26,554)	(33,424)	(319)
Tax gain (loss) from capital transactions	353	20,737	(10,207)
Stock options	1,338	1,004	598
Write-off of issuance costs related to preferred share redemption	3,446	—	—
Straight line rent payable	1,855	10	10
Intangible assets	(3,954)	32	(775)
Adjustments to equity in (loss) income of unconsolidated real estate entities, net	7,495	12,578	(3,068)
Other book/tax differences, net	5,273	(5,941)	2,715
Taxable income subject to 90% requirement	$29,834	$50,314	$21,640

(1)	Adjustments to “Net income from REIT operations” are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

At December 31, 2012, GRT has a tax loss carryforward of $40,326.  This net operating loss can be used in future years to reduce taxable income.  The tax loss carryforward will expire in 2029.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Cash dividends paid	$79,082	$64,506	$50,153
Less: Dividends designated to prior year	—	—	—
Plus: Dividends designated from following year	—	—	—
Less: Portion designated return of capital	(49,248)	(14,192)	(28,513)
Dividends paid deduction	$29,834	$50,314	$21,640

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.0329	8.23%	$0.2574	64.35%	$0.0089	2.23%
Return of capital	0.3671	91.77	0.1426	35.65	0.3911	97.77
	$0.4000	100.00%	$0.4000	100.00%	$0.4000	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

For 2012, 2011, and 2010, the Common Share dividends declared in December and paid in January are reported in the 2013, 2012, and 2011 tax years, respectively.

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0303	100.00%	$2.1876	100.00%	$2.1876	100.00%
Return of capital	—	—	—	—	—	—
	$2.0303	100.00%	$2.1876	100.00%	$2.1876	100.00%

For 2011 and 2010, the Series F Preferred dividends declared in December and paid in January are reported in the 2012 and 2011 tax years, respectively. The Series F Shares were redeemed on September 4, 2012 at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to but excluding the redemption date in an amount equal to $0.3896 per share, for a total payment of $25.3896 per share.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0312	100.00%	$2.0312	100.00%	$2.0312	100.00%
Return of capital	—	—	—	—	—	—
	$2.0312	100.00%	$2.0312	100.00%	$2.0312	100.00%

For 2012, 2011 and 2010, the Series G Preferred dividends declared in December and paid in January are reported in the 2013, 2012 and 2011 tax years, respectively. The Company redeemed 1.2 million of the 9.5 million issued and outstanding Series G Shares on September 4, 2012, at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date in an amount equal to $0.3617 per share, for a total payment of $25.3617 per share.

The following table characterizes distributions paid per Series H Preferred Share for the years ended December 31, 2012:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.3333	100.00%	$—	—%	$—	—%
Return of capital	—	—	—	—	—	—
	$0.3333	100.00%	$—	—%	$—	—%

The Series H Shares were issued on August 10, 2012. For 2012, the Series H dividend declared in December and paid in January will be reported in the 2013 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

	2012	2011	2010
Investment in partnership	$89	$27	$78
Capitalized development costs	(1,148)	(1,148)	(1,148)
Depreciation and amortization	19	47	76
Charitable contributions	22	22	22
Accrued bonuses	214	174	140
Interest expense	3,472	3,907	4,075
Other	1,736	(1,248)	(1,261)
Net operating losses	5,581	6,144	5,759
Net deferred tax asset	9,985	7,925	7,741
Valuation allowance	(9,985)	(7,925)	(7,741)
Net deferred tax asset after valuation allowance	$—	$—	$—

The gross tax loss carryforwards for GDC total $13,953 at December 31, 2012 and will begin to expire in 2018.

The income tax provision consisted of $25, $6, and $4 in 2012, 2011 and 2010, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in the Consolidated Statements of Operations and Comprehensive Income differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2012, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards and non-deductible interest expense.  The valuation allowance was determined in accordance with the provisions of ASC Topic 740 which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of ASC Topic 740 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative loss within GDC represented negative evidence sufficient to require a full valuation allowance under the provisions of ASC Topic 740.  The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve.  Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company has compiled a listing of its tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITs were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  Accordingly, there was no tax benefit or penalty recognized in the financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2012.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012.  When applicable, the Company recognizes interest and penalties as a component of general and administrative expenses on the Consolidated Statement of Operations and Comprehensive (Loss) Income as incurred. The Company has no interest or penalties recognized for the year ended December 31, 2012. As of December 31, 2012, returns for the calendar years 2009 through 2011 remain subject to examination by U.S. in various state tax jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

7.	Preferred Shares

GRT’s Second Amended and Restated Declaration of Trust authorizes GRT to issue up to an aggregate 250,000,000 shares in GRT, consisting of Common Shares and/or one or more series of preferred shares of beneficial interest.

On August 25, 2003, GRT completed a $60,000 public offering of 2,400,000 shares of Series F Preferred Shares, par value $0.01 per share, at a purchase price of $25.00 per Series F Preferred Share.  Aggregate net proceeds of the offering were $58,110.  Distributions on the Series F Preferred Shares were payable quarterly in arrears.

On February 23, 2004, GRT completed a $150,000 public offering of 6,000,000 shares of Series G Preferred Shares.  Aggregate net proceeds of the offering were $145,300.  Distributions on the Series G Preferred Shares are payable quarterly in arrears.  GRT generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

On April 28, 2010, GRT completed a $75,285 public offering of 3,500,000 additional shares of Series G Preferred Shares, which included accrued dividends of $534.  GRT incurred $2,677 in issuance costs in connection with the Series G Preferred Shares.  Aggregate net proceeds received from the offering were $72,608.   GRT generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.  The offering represented a re-opening of GRT’s original issuance of Series G Preferred Shares.

On August 10, 2012, GRT completed a $100,000 public offering of 4,000,000 of its Series H Preferred Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $96,466. The proceeds were used to redeem all 2,400,000 of its Series F Preferred Shares outstanding at $25.00 per share, as well as 1,200,000 of its Series G Preferred Shares outstanding at $25.00 per share, and used the remainder to repay a portion of the amount outstanding under the Credit Facility. In connection with the redemptions, the Company wrote-off $3,446 of previously incurred issuance costs associated with the Series F Preferred Shares and Series G Preferred Shares. At December 31, 2012, GRT has 8,300,000 Series G Preferred Shares outstanding.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012, 2011 and 2010, the Company reflected $0, $60 and $(60) of hedge ineffectiveness in earnings, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $448 will be reclassified as an increase to interest expense.

During the year ended December 31, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging loans that were terminated in connection with a modification of the Credit Facility. The fees were recognized as an increase to interest expense.

As of December 31, 2012, the Company had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk with a notional value of $105,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2012, 2011 and 2010.

	Liability Derivatives
	As of December 31,
		2012	2011	2010
	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Accounts Payable and Accrued Expenses	$813	$(2)	$3,378

The derivative instruments were reported at their fair value of $813, $(2) and $3,378 in accounts payable and accrued expenses at December 31, 2012, 2011 and 2010, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest participation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2012, 2011 and 2010:

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCL on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Hedging Relationships	Years ending December 31,				Years ending December 31,
	2012	2011	2010		2012	2011	2010
Interest Rate Products	$(1,110)	$2,826	$(2,344)	Interest expense	$(295)	$(494)	$(8,922)

Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) Years ending December 31,
	2012	2011	2010
Interest expense	$—	$60	$(60)

During the year ended December 31, 2012, the Company recognized additional other comprehensive income of $(815) to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2012, net of $295 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $(14) of other comprehensive income to noncontrolling interest participation during the year ended December 31, 2012.

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

The Company has agreements with its derivative counterparties that incorporate the loan covenant provisions of the Company's indebtedness, including the maintenance of certain financial ratios, with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $879. As of December 31, 2012, the Company has not posted any collateral related to these agreements and is not in default with any of the above provisions. If the Company had breached any of these provisions at December 31, 2012, 2011 and 2010, it would have been required to settle its obligations under the agreements at their termination value of $879, $13 and $3,978, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

During the three months ended December 31, 2012, based upon management's estimated future use for Eastland Mall ("Eastland") and in accordance with ASC Topic 360 - "Property, Plant, and Equipment" the Company reduced the carrying value of the property to its estimated net realizable value and recorded an $18,477 impairment loss. The Company valued the property using an independent appraisal.

At December 31, 2011, the Company identified one fair value measurement using significant unobservable inputs (Level 3). In connection with the quarterly impairment evaluation described in Note 2 - “Summary of Significant Accounting Policies,” the Company's management determined in 2011 that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC Topic 360 - “Property Plant and Equipment," the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The table below presents the Company's assets and liabilities measured at fair value as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment in real estate, net	$—	$—	$25,500	$25,500
Liabilities:
Derivative instruments, net	$—	$813	$—	$813

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Investment in real estate, net	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

10.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2035.  The minimum future base rentals for each of the next five years and thereafter under non-cancelable operating leases as of December 31, 2012 are as follows:

Year Ending December 31,	Amount
2013	$202,018
2014	179,851
2015	154,227
2016	134,991
2017	116,918
Thereafter	370,928
Total	$1,158,933

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments which caused rental revenue to increase by $2,825, $3,025, and $811, for the years ended December 31, 2012, 2011 and 2010, respectively.  In 2012, 2011, and 2010, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

11.    Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment in material unconsolidated real estate entities at December 31, 2012 consisted of investments in two separate joint venture arrangements (the “Ventures”). A description of each of the Ventures is provided below:

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

•Pearlridge Venture - through May 8, 2012

This investment consisted of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone. The Pearlridge Venture owned and operated Pearlridge Center ("Pearlridge") which is located in Aiea, Hawaii.

On May 9, 2012, a GRT affiliate purchased the remaining 80% ownership interest in Pearlridge Venture from affiliates of Blackstone. The details of this transaction are further discussed in Note 24 - "Acquisition of Properties." After the purchase, the Pearlridge Venture was terminated.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  The Company recognized fee and service income of $7,886, $8,575 and $6,272 for the years ended December 31, 2012, 2011 and 2010, respectively.

Assets, liabilities and equity of the Blackstone Venture are included in the December 31, 2012 and 2011 combined unconsolidated joint venture Balance Sheets. The results of operations for the Blackstone Joint Venture are included in the combined unconsolidated joint venture Statements of Operations for the period March 26, 2010 through December 31, 2012.

With the initial purchase of its 20% interest in Pearlridge by the Pearlridge Venture on November 1, 2010 and subsequent purchase of Blackstone's 80% interest in Pearlridge by the Company on May 9, 2012, the assets, liabilities and equity for the Property are only included in the December 31, 2011 combined unconsolidated joint venture Balance Sheets. The results of operations for the Pearlridge Venture are included in the combined unconsolidated joint venture Statements of Operations for the period from November 1, 2010 through May 8, 2012.

As discussed in Note 12 - “Investment in Joint Ventures - Consolidated”, the Surprise Venture was consolidated as of July 20, 2012. Accordingly, the assets, liabilities and equity for this Property are included in the December 31, 2011 combined unconsolidated joint venture Balance Sheet and the results of operations for the Surprise Venture are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2010 through July 19, 2012.

The following combined joint venture Balance Sheets and Statements of Operations for all periods presented below include the ORC Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The net income or loss of the Company's unconsolidated joint ventures are allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

Balance Sheets	December 31,
	2012	2011
Assets:
Investment properties at cost, net	$488,499	$726,390
Construction in progress	8,055	10,485
Intangible assets (1)	7,065	34,351
Other assets	39,606	46,802
Total assets	$543,225	$818,028
Liabilities and Members’ Equity:
Mortgage notes payable	$347,575	$458,937
Notes payable (2)	5,000	5,000
Intangible liabilities (3)	4,486	30,928
Other liabilities	11,337	17,615
Total liabilities	368,398	512,480
Members’ equity	174,827	305,548
Total liabilities and members’ equity	$543,225	$818,028
GPLP’s share of members’ equity	$85,849	$124,229

(1)Includes value of acquired in-place leases and acquired above-market leases.
(2)    Amount represents a note payable to GPLP.

(3)	Amount includes at December 31, 2012 and 2011 the value of acquired below-market leases. The amount at December 31, 2011 also includes the value of an acquired above-market ground lease.

	December 31,
	2012	2011
GPLP’s share of members’ equity	$85,849	$124,229
Advances and additional costs	853	564
Investment in and advances to unconsolidated real estate entities	$86,702	$124,793

	For the Years Ended December 31,
Combined Statements of Operations	2012	2011	2010
Total revenues	$93,732	$129,235	$75,440
Operating expenses	45,001	61,970	36,180
Depreciation and amortization	26,025	36,944	22,251
Impairment loss	23,575	17,246	—
Operating income	(869)	13,075	17,009
Other expenses, net	439	379	908
Interest expense, net	18,392	24,327	16,029
Net (loss) income	(19,700)	(11,631)	72
Preferred dividend	31	31	31
Net (loss) income from the Company's unconsolidated real estate entities	$(19,731)	$(11,662)	$41
GPLP’s share of (loss) income from the Company’s unconsolidated real estate entities	$(10,127)	$(6,380)	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

During the year ended December 31, 2012, the ORC Venture entered into a contingent contract to sell Tulsa at an amount less than its carrying value. Accordingly, the ORC Venture recorded impairments totaling $20,475 during the year ended December 31, 2012. The Company's proportionate share of the impairment loss related to Tulsa amounted to $10,647 for the year ended December 31, 2012. Also, the Surprise Venture recorded a $3,100 impairment loss for Town Square at Surprise, of which the Company's share totaled $1,550, as discussed in Note 12 - "Investment in Joint Ventures - Consolidated."

During the year ended December 31, 2011, the Company determined that it was more likely than not, that the ORC Venture would market the Tulsa property for sale. In accordance with ASC Topic 360, the ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded impairment losses totaling $17,246. The ORC Venture initially used an independent appraisal to determine the Property's fair market value and recorded a $15,149 impairment loss. Subsequently, the ORC Venture entered into a contingent contract to sell Tulsa that was for a sale price lower than the reduced carrying value and recorded an additional impairment loss of $2,097. The contract was terminated in February 2012. The Company's proportionate share of the impairment loss related to Tulsa amounted to $8,967 for the year ended December 31, 2011.

12.    Investment in Joint Ventures - Consolidated

As of December 31, 2012, the Company has an interest in two consolidated joint ventures. Each qualify as a VIE under ASC Topic 810 and the Company is the primary beneficiary of both of these joint ventures.

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property. The Surprise Venture owns and operates Town Square at Surprise (“Surprise”), a community shopping center located in Surprise, Arizona.

In accordance with ASC Topic 360 - “Property, Plant, and Equipment,” the Surprise Venture reduced the carrying value of this Property in 2012, to its estimated net realizable value based upon the Surprise Venture's best estimate of future use for the property and recorded a $3,100 impairment loss. The Surprise Venture used its estimated net sales value of the Property to determine its fair value. The Company's proportionate share of this impairment loss was $1,550 and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive (Loss) Income within "Equity in (loss) income of unconsolidated real estate entities, net."

During the third quarter of 2012, the Surprise Venture extended the mortgage loan ("Surprise Loan") that encumbers Surprise. As part of the extension, the Surprise Venture was required to make a partial pay down of the principal balance on the loan. In connection with this, GPLP loaned $1,250 to the Surprise Venture, which was used primarily to reduce the principal balance of the Surprise Loan. This transaction was deemed to be a reconsideration event and it was determined that the Surprise Venture was a VIE.

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

During the fourth quarter of 2012, GPLP made $150 in additional loans to the Surprise Venture. GPLP's outstanding loan to the Surprise Venture is $1,400 at December 31, 2012 and eliminates in consolidation.

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”). The VBF Venture owns undeveloped land in Vero Beach, Florida. The Company contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require the Company to receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company did not provide any additional financial support to the VBF Venture during the year ended December 31, 2012. Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of both the Surprise Venture and the VBF Venture at December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
Investment in real estate, net (1)	$8,513	$5,215
Total assets	$8,699	$5,215
Mortgage notes payable	$3,592	$—
Total liabilities	$3,755	$—

(1)	As of December 31, 2011, the Company's investment in the Surprise Venture of $1,557 was classified as an "Investment in and advances to unconsolidated real estate entities."

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

13.    Related Party Transactions

Huntington Insurance, Inc. (successor-in-interest of the Archer-Meek-Weiler Insurance Agency)

The Company has engaged Huntington Insurance, Inc. (f/k/a Sky Insurance) as its agent for the purpose of obtaining property, liability, directors and officers, and employee practices liability insurance coverage. Sky Insurance, Inc., a subsidiary of Huntington Bancshares Corporation and known now as Huntington Insurance, Inc., acquired The Archer-Meek-Weiler Insurance Agency (“Archer-Meek-Weiler”), our previous insurance agent, in October 2007. Mr. Alan R. Weiler, a Class II Trustee, currently serves as Senior Vice President of Huntington Insurance, Inc. In connection with serving as an insurance agent for the Company and securing the above-described insurance coverage, Huntington Insurance, Inc. received commissions and fees of $330, $330, and $340 for years ended December 31, 2012, 2011, and 2010, respectively. The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Mr. Weiler's children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc. (n/k/a Huntington Insurance, Inc.).

Leasing Activity

Until September 30, 2012, Herbert Glimcher, the Company's Chairman Emeritus and a Class III Trustee, held an ownership interest in a limited liability company that has executed a commercial lease for one location in one of the Company's regional mall properties. Mr. Glimcher divested his interest on September 30, 2012. Rents or other lease charges billed by the Company for the aforementioned lease during the year ended December 31, 2012 and 2011 totaled $109 and $39, respectively.  During the second quarter of 2011, the Company completed construction on the store and had expended approximately $18 on such construction.  The lease has a ten year initial term with annual base rents of approximately $78 per year.  The base rent, percentage rent, and other lease related charges for such location were determined in a negotiated transaction between the parties.

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases four store locations in the Company's Properties. Rents totaled $315, $437, and $364, for the years ended December 31, 2012, 2011, and 2010, respectively. The rents for each location were determined in negotiated transactions between the parties involved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

14.    Commitments and Contingencies

The Operating Partnership leases office and parking space for its corporate headquarters under two operating leases that have initial terms of ten years and five years, respectively, commencing in 2008.  Subsequently, the lease for the parking space was amended and extended to expire on July 31, 2016. Future minimum rental payments for each of the next five years and thereafter, as of December 31, 2012, are as follows:

Year Ending December 31,	Office and Parking Leases
2013	$676
2014	698
2015	698
2016	630
2017	535
Thereafter	223
Total	$3,460

Office rental and parking expenses, including reimbursement for common area maintenance costs, for the years ended December 31, 2012, 2011 and 2010 were $1,258, $1,217, and $1,188, respectively.

The Company has commitments under ground leases at both the Malibu Lumber Yard ("Malibu") and Pearlridge. The ground lease at Malibu will expire in 2047 and has three five-year extension options which are exercisable at the option of the Company. The ground lease at Malibu provides for scheduled rent increases every five years. The ground lease at Malibu may require additional payments which are calculated based on percentage rent. The ground lease payments in the below schedule do not reflect payments based on percentage rent.

The ground lease at Pearlridge will expire in 2058 and has two ten-year extension options which are exercisable at the option of the Company. The ground lease at Pearlridge provides for scheduled rent increases every five years through the end of 2043, at which time minimum ground rent is adjusted to the higher of fair market value or the ground rent charged in the previous year. Future minimum ground lease payments due as of December 31, 2012 are as follows:

Year Ending December 31,	Malibu and Pearlridge Ground Leases
2013	$4,363
2014	4,753
2015	4,753
2016	4,753
2017	4,753
Thereafter	288,594
Total	$311,969

Ground lease expense for the year ended December 31, 2012 totaled $5,381 which includes $1,845 in straight-line rent, $514 in net below market ground lease amortization, and $217 in percentage rent, and is reflected as a component of “Other operating expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. There was no ground lease expense for the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

At December 31, 2012, there were 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2012 is $25,504 based upon a per unit value of $11.05 at December 31, 2012 (based upon a five-day average of the Common Stock price from December 21, 2012 to December 28, 2012).

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually.  The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by the city above specified annual levels over the Franchise Assessment period of 30 years.  Through December 31, 2012, the Company has made $17,560 in payments under this guarantee agreement.  Of these payments, $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of December 31, 2012 and 2011, that the Company anticipates recovering from excess franchise assessments collected by the city in future years.  During 2010, the Company was relieved from its limited guarantee of franchise taxes.

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

15.    Stock-Based Compensation

Restricted Common Stock

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”) and the GRT 2012 Incentive Compensation Plan (the "2012 Plan").

During the year ended December 31, 2012, 852,720 restricted Common Shares were awarded to GRT's senior executive officers. Of this amount, 659,091 restricted Common Shares vest on the fifth anniversary of the grant date and 193,629 vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.

Restricted Common Shares issued to GRT's senior executive officers for the years ended December 31, 2011 and 2010 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.

During the year ended December 31, 2012, 45,504 restricted Common Shares were awarded to GRT's non-employee members of GRT's Board of Trustees. Restricted Common Shares issued for the year ended December 31, 2012 and 2011 to non-employee members of GRT's Board of Trustees vest in one-third installments over a period of three (3) years beginning on the one year anniversary of the grant date. Restricted Common Shares issued for the year ended December 31, 2010 to non-employee members of GRT's Board of Trustees vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. The related compensation expense recorded for the years ended December 31, 2012, 2011 and 2010 was $1,669, $1,035, and $897, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $10,752 over a weighted average period of 4.3 years.  During the years ended December 31, 2012, 2011, and 2010 the aggregate intrinsic value of shares that vested was $900, $1,184, and $854, respectively.

A summary of the status of restricted Common Stock at December 31, 2012, 2011 and 2010 and changes during the years then ended on those dates are presented below:

	Activity for the Years Ending December 31,
	2012		2011		2010
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	691,942	$6.514	498,447	$6.623	350,056	$9.544
Shares granted	898,224	$10.715	255,886	$9.340	180,666	$4.510
Shares vested/forfeited	(149,934)	$7.517	(62,391)	$18.977	(32,275)	$26.474
Shares outstanding	1,440,232	$9.030	691,942	$6.514	498,447	$6.623

Long Term Incentive Awards

During the year ended December 31, 2012, GRT allocated 193,629 performance shares to its senior executive officers under the 2012 Plan. Under the terms of the 2012 Plan, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2012 to December 31, 2014 (the “2012 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented real estate investment trusts (the "Peer Group").

During the year ended December 31, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the "LTIP"). An LTIP participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative TSR for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the "2011 Performance Period") as compared to the TSR for the common shares of a selected group of companies in the Peer Group.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the length of the 2012 Performance Period and the 2011 Performance Period, as appropriate.

The fair value of the performance shares allocated under the 2012 Plan was determined to be $9.26 per share for a total compensation amount of $1,793 to be recognized over the 2012 Performance Period. The assumptions used to calculate the fair value were as follows: three year risk free rate of 0.33%; volatility of 48.1% and a dividend yield of 4.03%. The fair value of the performance shares allocated under the 2004 Plan was determined to be $8.64 per share for a total compensation amount of $846 to be recognized over the 2011 Performance Period. The assumptions used to calculate the fair value were as follows: three year risk free rate of 1.00%; volatility of 45.6% and a dividend yield of 5.45%.

The amount of compensation expense related to all outstanding performance shares was $766 and $212 for the years ended December 31, 2012 and 2011, respectively. The Company did not incur any compensation expense related to performance shares for the year ended December 31, 2010. The amount of compensation expense related to performance shares that we expect to recognize in future periods is $1,661 over a weighted average period of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

16.    Stock Option Plans

GRT has established the 1997 Incentive Plan (the “1997 Plan”), the 2004 Plan, and the 2012 Plan for the purpose of attracting and retaining the Company’s trustees, executives and other employees (the 1997 Plan, the 2004 Plan, and the 2012 Plan are collectively referred to as the “Plans”).  There are 344,110 options outstanding under the 1997 Plan which are all exercisable; 1,214,282 options outstanding under the 2004 Plan, of which 978,367 are exercisable and 287,500 options outstanding under the 2012 Plan of which none are exercisable.

Options granted under the Plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s stock option plans was $817, $415, and $171 for the years ended December 31, 2012, 2011 and 2010, respectively.  The amount of compensation expense related to stock options that we expect to recognize in future periods is $1,463 over a weighted average period of 2.0 years.

A summary of the status of the Company’s Plans at December 31, 2012, 2011 and 2010, and changes during the years then ended, are presented below:

Option Plans:	Options	2012 Weighted Average Exercise Price	Options	2011 Weighted Average Exercise Price	Options	2010 Weighted Average Exercise Price
Outstanding at beginning of year	1,827,839	$16.14	1,676,936	$16.69	1,677,441	$19.28
Granted	297,000	$9.93	246,500	$9.38	297,766	$4.49
Exercised	(151,527)	$3.15	(43,198)	$2.72	(18,668)	$1.40
Forfeited	(127,420)	$15.77	(52,399)	$12.99	(279,603)	$20.26
Outstanding at end of year	1,845,892	$16.23	1,827,839	$16.14	1,676,936	$16.69
Exercisable at end of year	1,322,477	$19.13	1,323,573	$19.88	1,198,587	$21.85

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2012	2011	2010
Weighted average per share value of options granted	$4.99	$4.93	$1.68
Weighted average risk free rates	1.0%	2.2%	2.4%
Expected average lives in years	6	6	5
Annual dividend rates	$0.40	$0.40	$0.40
Weighted average volatility	79.4%	84.6%	82.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table summarizes information regarding the options outstanding at December 31, 2012 under the Plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$18.93 – $22.36	150,670	0.2	$18.97	150,670	0.2	$18.97
$19.56 – $26.69	255,583	1.3	$25.35	255,583	1.3	$25.35
$24.74 – $25.67	212,667	2.2	$25.56	212,667	2.2	$25.56
$25.22	236,250	3.3	$25.22	236,250	3.3	$25.22
$21.45 – $27.28	90,750	4.2	$26.96	90,750	4.2	$26.96
$10.94	79,500	5.2	$10.94	79,500	5.2	$10.94
$1.40 – $3.07	131,866	6.2	$1.42	131,866	6.2	$1.42
$3.30 - $4.51	183,631	7.2	$4.50	99,704	7.2	$4.51
$9.38	217,475	8.3	$9.38	65,487	8.3	$9.38
$9.93	287,500	9.4	$9.93	—
	1,845,892	4.9	$16.23	1,322,477	3.4	$19.13

Options granted under the Plans primarily are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  There were no options that were exercisable immediately granted during the years ended December 31, 2012, 2011, and 2010.  The aggregate intrinsic value of those options outstanding as of December 31, 2012 was $3,203.  The intrinsic value of options exercisable at December 31, 2012 was $2,055.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Aggregate intrinsic value of options exercised	$1,088	$278	$101
Aggregate fair value of options vested	$542	$179	$133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

17.    Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under IRC Section 401(k) for eligible employees, which contains a cash or deferred arrangement which currently permits participants to defer up to a maximum 75% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.  Participants' salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%. The plan qualifies as a safe harbor plan. The Company contributed $891 and $819 to the plan in 2012 and 2011, respectively. During the year ended December 31, 2010 the Company did not match any qualified contributions to the plan.

18.    Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional Common Shares and/or automatically reinvest their distributions in Common Shares. In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan. During the year ended December 31, 2012, GRT received $90 in net proceeds from the Distribution Reinvestment and Share Purchase Plan. As of December 31, 2012, there were 2,100,000 Common Shares authorized specifically for the plan, of which 440,256 Common shares have been issued.

19.    Secondary Offerings

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

On March 27, 2012, GRT completed a secondary public offering of 23,000,000 Common Shares at a price of $9.90 per share, which included 3,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $216,858.

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100,000 in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”). Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company. GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under any obligation to sell any Common Shares. On December 20, 2011, GRT completed an amendment to the GRT ATM Program to increase the aggregate sale price of Common Shares that may be offered and sold under the GRT ATM Program from $100,000 to $200,000.

During the year ended December 31, 2011, GRT issued 15,591,033 Common Shares under the GRT ATM Program at a weighted average issue price of $9.15 per Common Share generating net proceeds of $139,672 after deducting $3,058 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of December 31, 2011, GRT had $57,270 available for issuance under the GRT ATM Program.

During the year ended ended December 31, 2012, GRT issued 2,606,900 Common Shares under the GRT ATM Program at a weighted average issue price of $10.44 per Common Share, generating net proceeds of $26,418 after deducting $808 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of December 31, 2012, GRT had $30,043 available for issuance under the GRT ATM Program.

The Company is authorized to issue 250,000,000 Common Shares of beneficial interest of GRT. As of December 31, 2012 the Company has 83,173,578 Common Shares remaining for future issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

20.    Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2012			2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Loss from continuing operations	$(3,666)			$(9,932)			$(458)
Less: Preferred stock dividends	(24,969)			(24,548)			(22,236)
Less: Preferred stock redemption costs	(3,446)			-			-
Noncontrolling interest adjustments (1)	618			997			5,505
Loss from continued operations	$(31,463)	135,152	$(0.23)	$(33,483)	104,220	$(0.32)	$(17,189)	75,738	$(0.23)
Income from discontinued operations	$984			$29,277			$838
Noncontrolling interest adjustments (1)	(17)			(785)			(32)
Income from discontinued operations	$967	135,152	$0.01	$28,492	104,220	$0.27	$806	75,738	$0.01
Net loss to common shareholders	$(30,496)	135,152	$(0.23)	$(4,991)	104,220	$(0.05)	$(16,383)	75,738	$(0.22)
Diluted EPS
Loss from continuing operations	$(3,666)	135,152		$(9,932)	104,220		$(458)	75,738
Less: Preferred stock dividends	(24,969)			(24,548)			(22,236)
Less: Preferred stock redemption costs	(3,446)			-			-
Noncontrolling interest adjustments (2)	47			-			4,782
Operating Partnership Units		2,472			2,881			2,986
Loss from continuing operations	$(32,034)	137,624	$(0.23)	$(34,480)	107,101	$(0.32)	$(17,912)	78,724	$(0.23)
Income from discontinued operations	$984	137,624	$0.01	$29,277	107,101	$0.27	$838	78,724	$0.01
Net loss to common shareholders before noncontrolling interest	$(31,050)	137,624	$(0.23)	$(5,203)	107,101	$(0.05)	$(17,074)	78,724	$(0.22)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents noncontrolling interest expense associated with consolidated joint ventures.

Loss from continuing operations for Basic EPS for the year ended December 31, 2010 was previously reported as $(0.22). This change can be attributed to the reclassification of activity to discontinued operations in accordance with applicable accounting guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

21.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.00% to 6.00% per annum at December 31, 2012 and from 2.89% to 6.25% at December 31, 2011), the fair value of GRT's mortgage notes payable is estimated at $1,433,470 and $1,205,046 at December 31, 2012 and December 31, 2011, respectively, compared to its carrying amounts of $1,399,774 and $1,175,053, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

22.    Intangible Assets Associated with Acquisitions

Intangibles assets and liabilities as of December 31, 2012 and 2011, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland, Polaris Fashion Place ("Polaris") located in Columbus, Ohio, Merritt Square Mall in Merritt Island, Florida, Town Center Plaza and One Nineteen both located in Leawood, Kansas, Pearlridge, and Malibu. The Company has re-branded One Nineteen and will be referred to herein as "Town Center Crossing."

During the second quarter of 2012, the Company acquired the remaining 80% of Pearlridge and the entire asset is now included in the Consolidated Balance Sheet at December 31, 2012. The Company also acquired Town Center Crossing and Malibu during the second quarter of 2012.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $13,558 in which the Company is the lessor, a liability for acquired below-market leases of $58,043 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $46,977.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease. The above and below-market leases in which the Company is the lessee are amortized to other operating expenses over the life of the non-cancelable lease terms. Tenant relationships are amortized to depreciation and amortization expense over the remaining estimated useful life of the tenant relationship. In-place leases are amortized to depreciation and amortization expense over the life of the leases to which they pertain.

Net amortization for all of the acquired intangibles is an decrease to net income in the amount of $4,390, $255, and $33 for the years December 31, 2012, 2011, and 2010, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of amortization, as of December 31, 2012 and 2011.

			Balance as of December 31,
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	2012	2011
Above-Market Leases - Company is lessor	Prepaid and other assets	8.1	$9,224	$4,327
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	11.7	$43,040	$5,548
Below-Market Leases - Company is lessee	Prepaid and other assets	31.0	$11,764	$—
Above-Market Leases - Company is lessee	Accounts payable and accrued expenses	50.0	$7,808	$—
Tenant Relationships	Prepaid and other assets	4.0	$827	$1,034
In-Place Leases	Building, improvements, and equipment	6.7	$34,061	$7,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The table below shows the net amortization of intangibles as a decrease to net income over the next five years:

Year Ending December 31,	Amount
2013	$4,976
2014	2,858
2015	1,562
2016	1,149
2017	553
Total	$11,098

23.    Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$6,729	$7,638	$7,749
Operating expenses	(5,747)	(3,193)	(3,580)
Operating income	982	4,445	4,169
Interest income (expense), net	2	(2,968)	(3,116)
Net income from operations	984	1,477	1,053
Gain (loss) on disposition of properties	—	27,800	(215)
Net income from discontinued operations	$984	$29,277	$838

The revenues and operating expenses for the year ended December 31, 2012 primarily relate to the sale of an outparcel at Northtown Mall, located in Blaine, Minnesota during the third quarter of 2012. The revenues and expenses for the years ended December 31, 2011 and 2010 primarily relate to Polaris Towne Center, located in Columbus, Ohio, which was sold during the fourth quarter of 2011.

The gain on disposition of property during the year ended December 31, 2011 relates to the sale of Polaris Towne Center. The loss on disposition of properties during the year ended December 31, 2010 relates to a litigation settlement pertaining to one of the Company's sold properties.

24.    Acquisition of Properties

On May 9, 2012, the Company purchased the remaining 80% indirect ownership interest in the Pearlridge Venture from an affiliate of Blackstone. The purchase price amounted to $289,400, which included the assumption of Blackstone's pro-rata share of the $175,000 mortgage debt encumbering Pearlridge, which remained in place after the closing, and a cash payment of $149,400. The Company determined that the purchase price represented the fair value of the additional ownership interest in Pearlridge that was acquired. As required for an acquisition achieved in stages, the Company re-measured its previously held 20% interest in the Pearlridge Venture, which had a recorded value of $12,282 at the date of acquisition. This recorded value was adjusted to fair value which resulted in a recognized gain of $25,068 and is reflected as a “Gain on remeasurement of equity method investment” in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

On May 24, 2012, the Company purchased Town Center Crossing, an approximately 164,000 square foot outdoor retail center, for $67,500. Town Center Crossing is adjacent to Town Center Plaza, which was purchased during the fourth quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

On June 26, 2012, the Company acquired the ground leasehold interest and improvements at Malibu, an approximately 31,000 square foot outdoor retail center which is located in Malibu, California, for $35,500.

Since its acquisition date, Pearlridge had revenues of $32,521 for the year ended December 31, 2012. Town Center Crossing and Malibu had combined revenues of $7,121. Pearlridge, Town Center Crossing, and Malibu (the "Acquisitions") had a combined net loss of $2,117 for the year ended December 31, 2012. The Company expensed $312 in acquisition related costs for the year ended December 31, 2012.

The following table summarizes the consideration paid for the Acquisitions and the amounts of the assets acquired and liabilities assumed at their respective acquisition dates. The information listed below reflects final purchase price allocations as determined by the Company.

	Pearlridge	Combined Town Center Crossing and Malibu (6)	Total
Cash consideration paid for Acquisitions (1)	$139,519	$99,807	$239,326
Fair value of Company's interest in Pearlridge Center before acquisition	37,350	—	37,350
Fair value of net assets acquired	$176,869	$99,807	$276,676

Recognized amounts of identifiable assets acquired and liabilities assumed
Land	$17,229	$12,499	$29,728
Buildings, improvements and equipment	354,933	99,062	453,995
Deferred costs	4,542	2,628	7,170
Restricted cash	1,315	—	1,315
Tenant accounts receivable (2)	(222)	(177)	(399)
Prepaid and other assets (3)	16,220	2,394	18,614
Mortgage notes payable (4)	(180,790)	—	(180,790)
Accounts payable and accrued expenses (5)	(36,358)	(16,599)	(52,957)
Total amount of identifiable assets acquired and liabilities assumed	$176,869	$99,807	$276,676

(1)    Amount shown is net of the $9,881 in cash the Company received from the acquisition of Pearlridge.
(2)    Amounts relate to credits given at closing for cash collected related to tenant accounts receivable.
(3)    Amount relates to above-market leases and a below-market ground lease.
(4)    Amount includes a fair value adjustment of $5,790 related to above-market debt.
(5)    Amount primarily includes below-market leases and an above-market ground lease.

(6)	Amounts include the combined results of Town Center Crossing and Malibu, which for purposes of this presentation, are not required to be disclosed separately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Pearlridge acquisition had occurred on January 1, 2011. Amortization of the estimated above/below market lease intangibles and the fair value adjustment to the carrying value of the mortgage, as well as the depreciation of the buildings, improvements and equipment, have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of Pearlridge have been excluded. The acquisitions of Town Center Crossing and Malibu have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the years ended December 31,
	2012				2011
	As Reported	Pro-Forma Adjustments		Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$326,035	$15,950	(1)	$341,985	$267,447	$48,228	(1)	$315,675
Net (loss) income	$(2,682)	$(28,143)	(2)	$(30,825)	$19,345	$(6,655)	(2)	$12,690
Net (loss) income attributable to Glimcher Realty Trust	$(2,081)	$(27,617)	(3)	$(29,698)	$19,557	$(6,473)	(3)	$13,084

Earnings per share - (basic)	$(0.23)			$(0.43)	$(0.05)			$(0.11)
Earnings per share - (diluted)	$(0.23)			$(0.43)	$(0.05)			$(0.11)

Pro-forma earnings per share, both basic and diluted, are calculated with an appropriate adjustment to noncontrolling interest expense for the difference in pro-forma income.

(1)
Represents the estimated revenues for Pearlridge which takes into consideration adjustments for: fees previously earned by the Company for the management and the leasing of Pearlridge and the estimated amortization of above-below market leases.

(2)
Includes the adjustments in (1) and the following adjustments: estimated above market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, estimated depreciation expense, removal of the gain on remeasurement of equity method investment, and previously recorded Equity in income or loss of unconsolidated real estate entities.

(3)	Amount also includes the allocation to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

25.    Interim Financial Information (unaudited)

The following presents a summary of the unaudited financial information for the years ended December 31, 2012 and 2011:

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$69,828	$77,071	$87,329	$91,807
Total revenues as previously reported	$69,828	$77,071	$87,329	$91,807
Operating income	$14,665	$15,174	$17,094	$5,056
Operating income as previously reported	$14,665	$15,174	$17,094	$5,056
Net (loss) income attributable to Glimcher Realty Trust	$(5,219)	$21,640	$(312)	$(18,190)
Net (loss) income to common shareholders	$(11,356)	$15,503	$(10,363)	$(24,280)
(Loss) earnings per share (diluted)	$(0.10)	$0.11	$(0.07)	$(0.17)

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$63,987	$64,731	$66,831	$71,898
Total revenues as previously reported	$63,987	$64,731	$66,831	$72,006
Operating income	$17,345	$8,515	$16,784	$22,478
Operating income as previously reported	$17,345	$8,515	$16,784	$22,522
Net income (loss) attributable to Glimcher Realty Trust	$160	$(16,239)	$1,481	$34,155
Net (loss) income to common shareholders	$(5,977)	$(22,376)	$(4,656)	$28,018
(Loss) earnings per share (diluted)	$(0.06)	$(0.22)	$(0.04)	$0.26

Total revenues and operating income for 2012 and 2011 are restated to reflect guidance from ASC Topic 205 - "Presentation of Financial Statements." Net (loss) income to common shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations.

26.    Subsequent Events

On January 7, 2013, the Company purchased University Park Village, an approximate 173,220 square foot open-air center located in Fort Worth, Texas for $105,000. The Company funded the acquisition through a $60,000 term loan with the remaining funds coming from the Company’s Credit Facility. The term loan has an interest rate of LIBOR plus 3.00% and matures on April 8, 2013. The Company is in the process of completing a purchase price allocation for this acquisition.

In January 2013, GRT issued 78,800 Common Shares that were sold during 2012 under the GRT ATM Program at a weighted average issue price of $11.04 per Common Share generating net proceeds of $852 after deducting $17 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. With these shares issued subsequent to December 31, 2012, GRT has $29,173 available for issuance under the GRT ATM Program.

On February 11, 2013, the Company closed on a $225,000 loan secured by Polaris. The interest rate is 3.90% per annum and the loan has a term of 12 years. A portion of the proceeds from the loan were used to repay the previously outstanding $125,200 loan on Polaris and the balance of the loan's excess proceeds were used to reduce the amount outstanding under the Company's credit facility.

On February 19, 2013 the Company repaid the $33,369 mortgage loan on Colonial Park Mall with funds available from its corporate Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

On February 20, 2013, the Company closed on a modification and extension of its $250,000 corporate credit facility. The modification extends the facility's maturity date to February 2017 with an additional one-year extension option available that would extend the final maturity date to February 2018. The amended credit facility is unsecured and provides for improved pricing through a lower interest rate structure. Based upon current debt levels, credit facility pricing is set initially at LIBOR plus 1.95% per annum versus the current rate of LIBOR plus 2.38% per annum. The commitment amount may be increased to $400,000 under an accordion feature. The Company's availability under the credit facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. Based upon the current pool of unencumbered properties, at closing the Company had $193,000 of availability under the credit facility and approximately $157,000 of unused capacity.

Simultaneously with the closing of the new unsecured credit facility, the Company closed on a $45,000 secured credit facility. The credit facility is secured by 49% of the partnership interests in four of its properties. The interest rate is LIBOR plus 2.50% per annum and the term of the loan will not exceed 15 months. The secured credit facility is subject to borrowing availability limits and financial covenants that are consistent with market terms.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2012
(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
MALL PROPERTIES
Ashland Town Center
Ashland, KY	$41,223	$3,866	$21,454	$18,769	$3,823	$40,266	$44,089	$18,808	1989		[e]
Colonial Park Mall
Harrisburg, PA	$33,455	9,765	43,770	3,408	9,704	47,239	56,943	22,059		2003	[e]
Dayton Mall
Dayton, OH	$82,000	9,068	90,676	43,600	8,710	134,634	143,344	53,272		2002	[e]
Eastland Mall
Columbus, OH	$40,791	12,570	17,794	13,889	7,441	36,812	44,253	21,576		2003	[e]
Grand Central Mall
Parkersburg, WV	$43,730	3,961	41,135	39,219	3,612	80,703	84,315	37,449		1993	[e]
Indian Mound Mall
Newark, OH	$—	892	19,497	16,682	773	36,298	37,071	21,970	1986		[e]
Malibu Lumber Yard
Malibu, CA	$—	—	41,142	—	—	41,142	41,142	991		2012	[e]
The Mall at Fairfield Commons
Beavercreek, OH	$97,285	5,438	102,914	20,899	7,194	122,057	129,251	61,443	1993		[e]
The Mall at Johnson City
Johnson City, TN	$53,573	4,462	39,439	40,089	10,146	73,844	83,990	24,606		2000	[e]
Merritt Square
Merritt Island, FL	$55,205	14,460	70,810	(845)	14,460	69,965	84,425	13,017		2007	[e]
Morgantown Mall
Morgantown, WV	$—	1,273	40,484	8,441	1,381	48,817	50,198	27,873	1990		[e]
New Towne Mall
New Philadelphia, OH	$—	1,190	23,475	9,346	1,107	32,904	34,011	20,428	1988		[e]
Northtown Mall
Blaine, MN	$—	13,264	40,988	35,060	13,300	76,012	89,312	30,061		1998	[e]
Outlet Collection | Jersey Gardens, The
Elizabeth, NJ	$140,409	32,498	206,478	47,162	36,419	249,719	286,138	105,545	2000		[e]
Outlet Collection | Seattle, The
Auburn, WA	$53,018	1,058	104,612	3,301	7,548	101,423	108,971	52,148		2002	[e]

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
Pearlridge Center
Aiea, HI	$175,000	17,229	357,093	—	17,229	357,093	374,322	12,709		2012	[e]
Polaris Fashion Place
Columbus, OH	$125,414	36,687	167,251	17,245	38,798	182,385	221,183	67,622		2004	[e]
Polaris Lifestyle Center
Columbus, OH	$—	5,382	52,638	2,654	5,382	55,292	60,674	9,693	2009		[e]
River Valley Mall
Lancaster, OH	$47,378	875	26,910	30,239	2,228	55,796	58,024	29,350	1987		[e]
Scottsdale Quarter
Scottsdale, AZ	$197,778	49,824	127,395	189,576	98,050	268,745	366,795	22,941		2010	[e]
Town Center Crossing
Leawood, KS	$37,948	12,499	58,662	—	12,499	58,662	71,161	1,474		2012	[e]
Town Center Plaza
Leawood, KS	$76,057	31,055	104,476	2,249	31,055	106,725	137,780	6,432		2011	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	13,656	3,298	37,074	40,372	20,885		1998	[e]

COMMUNITY CENTERS
Morgantown Commons
Morgantown, WV	$—	$175	$7,549	$13,517	$175	$21,066	$21,241	$10,731	1991		[e]
Ohio River Plaza
Gallipolis, OH	$—	502	6,373	1,466	351	7,990	8,341	5,005	1989		[e]
Town Square at Surprise
Surprise, AZ	$3,592	3,860	1,388	—	3,860	1,388	5,248	560		2012	[e]

CORPORATE ASSETS
Corporate Investment in Real Estate Assets
Columbus, OH	$—	$—	$1,780	$14,691	$—	$16,471	$16,471	$11,070			[e]
Lloyd Ice Rink
OEC	$—	—	—	555	—	555	555	324			[e]
		$275,090	$1,839,662	$584,868	$338,543	$2,361,077	$2,699,620	$710,042

DEVELOPMENTS IN PROGRESS
Eastland Mall Redevelopment
Columbus, OH	$—	$—	$—	$2,597	$1,939	$658	$2,597

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
Georgesville Square
Columbus, OH	$—	—	—	363	300	63	363
Outlet Collection | Jersey Gardens, The
Elizabeth, NJ	$—	—	—	18,359	—	18,359	18,359
Outlet Collection | Seattle, The
Auburn, WA	$—	—	—	4,253	—	4,253	4,253
Polaris Fashion Place
Columbus, OH	$—	—	—	9,672	9,672	—	9,672
Scottsdale Quarter
Scottsdale, AZ	$12,930	—	—	30,208	29,265	943	30,208
Vero Beach Fountains
Vero Beach, FL	$—	—	—	3,658	3,658	—	3,658
Other Developments	$—	—	—	6,638	—	6,638	6,638
		$—	$—	$75,748	$44,834	$30,914	$75,748

ASSET HELD FOR SALE
Vacant Land
Cincinnati, OH	$—	$—	$—	$4,056	$4,056	$—	$4,056

Total		$275,090	$1,839,662	$664,672	$387,433	$2,391,991	$2,779,424	$710,042

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2012.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2012.

(d)	See description of debt in Note 4 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures - three to ten years.

Reconciliation of Real Estate

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,235,074	$2,118,359	$2,136,277
Additions:
Improvements	92,219	43,562	42,090
Acquisitions (1)	488,809	135,534	347,743
Deductions	(40,734)	(62,381)	(407,751)
Balance at close of year	$2,775,368	$2,235,074	$2,118,359

Reconciliation of Accumulated Depreciation

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$634,279	$588,351	$624,165
Depreciation expense and other	97,501	69,921	69,543
Deductions	(21,738)	(23,993)	(105,357)
Balance at close of year	$710,042	$634,279	$588,351

(1)
Acquisitions in 2012 relate to Malibu, Pearlridge, Town Center Crossing, and the consolidation of Surprise. Acquisitions in 2011 relate to the purchase of Town Center Plaza. Acquisitions in 2010 include the consolidation of Scottsdale Quarter, and the purchases of SDQ Fee and SDQ Fee III.