Form 10-Q
period 2013-03-31
GLIMCHER REALTY TRUST
filed 2013-04-26
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 144,242,657 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS	March 31, 2013 (unaudited)	December 31, 2012
Investment in real estate:
Land	$348,365	$338,543
Buildings, improvements and equipment	2,458,210	2,361,077
Developments in progress	90,871	75,748
	2,897,446	2,775,368
Less accumulated depreciation	732,360	710,042
Property and equipment, net	2,165,086	2,065,326
Deferred costs, net	30,966	30,944
Real estate asset held-for-sale	4,056	4,056
Investment in and advances to unconsolidated real estate entities	86,997	86,702
Investment in real estate, net	2,287,105	2,187,028

Cash and cash equivalents	75,356	17,489
Restricted cash	17,346	22,043
Tenant accounts receivable, net	29,700	31,793
Deferred expenses, net	17,768	17,642
Prepaid and other assets	57,605	53,412
Total assets	$2,484,880	$2,329,407
LIABILITIES AND EQUITY
Mortgage notes payable	$1,519,730	$1,399,774
Notes payable	45,000	85,000
Other liabilities associated with asset held-for-sale	100	132
Accounts payable and accrued expenses	107,858	112,630
Distributions payable	20,491	20,314
Total liabilities	1,693,179	1,617,850
Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 8,300,000 shares issued and outstanding	199,725	192,412
Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 3,600,000 shares issued and outstanding as of March 31, 2013	86,771	—
Common Shares of Beneficial Interest, $0.01 par value, 144,142,575 and 143,089,670 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,442	1,431
Additional paid-in capital	1,278,615	1,264,104
Distributions in excess of accumulated earnings	(881,855)	(853,530)
Accumulated other comprehensive loss	(1,231)	(1,284)
Total Glimcher Realty Trust shareholders’ equity	779,933	699,599
Noncontrolling interests	11,768	11,958
Total equity	791,701	711,557
Total liabilities and equity	$2,484,880	$2,329,407

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Minimum rents	$54,856	$42,750
Percentage rents	1,881	1,382
Tenant reimbursements	25,878	20,445
Other revenues	8,432	5,251
Total revenues	91,047	69,828
Expenses:
Property operating expenses	18,933	14,461
Real estate taxes	10,230	8,842
Provision for doubtful accounts	965	4,142
Other operating expenses	7,547	2,665
Depreciation and amortization	26,788	19,556
General and administrative	6,850	5,497
Total expenses	71,313	55,163

Operating income	19,734	14,665
Interest income	4	2
Interest expense	18,745	16,688
Equity in income (loss) of unconsolidated real estate entities, net	321	(3,474)
Income (loss) from continuing operations	1,314	(5,495)
Discontinued operations:
Income from operations	107	13
Net income (loss)	1,421	(5,482)
Add: allocation to noncontrolling interests	93	263
Net income (loss) attributable to Glimcher Realty Trust	1,514	(5,219)
Less: Preferred share dividends	6,159	6,137
Less: Write-off related to preferred share redemption	9,266	—
Net loss to common shareholders	$(13,911)	$(11,356)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.10)	$(0.10)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.10)	$(0.10)

EPS (diluted):
Continuing operations	$(0.10)	$(0.10)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.10)	$(0.10)
Weighted average common shares outstanding	143,408	117,517
Weighted average common shares and common share equivalents outstanding	145,716	120,271

Net income (loss)	$1,421	$(5,482)
Other comprehensive income (loss) on derivative instruments, net	54	(33)
Comprehensive income (loss)	1,475	(5,515)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	1
Comprehensive income (loss) attributable to Glimcher Realty Trust	$1,474	$(5,514)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2013
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interests	Total
Balance, December 31, 2012	$192,412	$96,466	$—	143,089,670	$1,431	$1,264,104	$(853,530)	$(1,284)	$11,958	$711,557
Distributions declared, $0.10 per share							(14,414)		(231)	(14,645)
Distribution reinvestment and share purchase plan				2,773	—	20				20
Exercise of stock options				19,132	—	66				66
Amortization of performance shares						248				248
Amortization of restricted stock						707				707
Preferred stock dividends							(6,159)			(6,159)
Net income							1,514		(93)	1,421
Other comprehensive income on derivative instruments								53	1	54
Stock option expense						244				244
Issuances of common stock				1,031,000	11	11,725				11,736
Issuance of Series I Cumulative Preferred Shares			90,000							90,000
Preferred and common stock issuance costs			(3,229)			(319)				(3,548)
Write-off related to preferred share redemption	7,313					1,953	(9,266)			—
Transfer to noncontrolling interest in partnership						(133)			133	—
Balance, March 31, 2013	$199,725	$96,466	$86,771	144,142,575	$1,442	$1,278,615	$(881,855)	$(1,231)	$11,768	$791,701

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$1,421	$(5,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	865	4,172
Depreciation and amortization	26,788	19,576
Amortization of financing costs	1,057	985
Equity in (income) loss of unconsolidated real estate entities, net	(321)	3,474
Distributions from unconsolidated real estate entities	27	1,312
Discontinued development costs charged to expense	122	126
Gain on sale of outparcels	(505)	(146)
Stock compensation expense	1,199	476
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	852	3,282
Prepaid and other assets	(2,811)	(1,735)
Accounts payable and accrued expenses	(9,181)	(3,109)
Net cash provided by operating activities	19,513	22,931
Cash flows from investing activities:
Additions to investment in real estate	(21,158)	(28,106)
Acquisition of property	(103,982)	—
Proceeds from sale of outparcels	3,160	210
Withdrawals from restricted cash	4,697	3,414
Additions to deferred costs and other	(1,289)	(1,240)
Net cash used in investing activities	(118,572)	(25,722)
Cash flows from financing activities:
Payments to revolving line of credit, net	(40,000)	(78,000)
Payments of deferred financing costs, net	(1,025)	(755)
Refund of financing costs	—	963
Proceeds from issuance of mortgages and other notes payable	285,000	77,000
Principal payments on mortgages and other notes payable	(164,696)	(74,169)
Net proceeds from issuance of common shares	11,417	221,613
Net proceeds from issuance of preferred shares	86,771	—
Proceeds received from dividend reinvestment and exercise of stock options	86	66
Cash distributions	(20,627)	(18,010)
Net cash provided by financing activities	156,926	128,708
Net change in cash and cash equivalents	57,867	125,917
Cash and cash equivalents, at beginning of year	17,489	8,876
Cash and cash equivalents, at end of period	$75,356	$134,793

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At March 31, 2013, GRT both owned material interests in and managed 29 Properties (24 wholly-owned and five partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”).  As of March 31, 2013, GRT was a limited partner in GPLP with a 98.3% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statement of Equity, and Consolidated Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2012.

Material subsequent events that have occurred since March 31, 2013 that require disclosure in these financial statements are presented in Note 19 - “Subsequent Events.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

The notes to the consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K provide a detailed discussion of its critical accounting policies. There have been no material changes to these policies as of March 31, 2013.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the three months ended March 31, 2013 accounted for changes in the following areas: a) investment in real estate - $2,337, b) accounts receivable - $(375), c) deferred costs - $690, d) prepaid and other assets - $1,432, e) mortgage notes payable - $348, f) accounts payable and accrued liabilities - $(4,379), and g) accumulated other comprehensive loss - $(53).

Share distributions of $14,414 and $14,306 were declared, but not paid, as of March 31, 2013 and December 31, 2012, respectively.  Operating Partnership distributions of $231 were declared, but not paid as of March 31, 2013 and December 31, 2012.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,215 were declared, but not paid, as of March 31, 2013 and December 31, 2012. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Shares”) of $1,875 were declared, but not paid, as of March 31, 2013 and December 31, 2012, $1,562 of which relates to the three months ended March 31, 2013 and December 31, 2012. The Company also accrued $69 of distributions related to the three months ended March 31, 2013 for its 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) that were issued on March 27, 2013.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Operations and Comprehensive Income (Loss) required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2013 presentation.

3.	Real Estate Asset Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or their fair value less cost to sell.  The Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, this land is classified as held-for-sale as of March 31, 2013 and December 31, 2012. The financial results for this asset are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The net book value of the asset is reflected as held-for-sale in the Consolidated Balance Sheets.  The table below provides information on the held-for-sale asset:

	March 31, 2013	December 31, 2012
Real estate asset held-for-sale	$4,056	$4,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in Joint Ventures – Consolidated

As of March 31, 2013, the Company has an interest in two consolidated joint ventures. Each qualifies as a VIE under ASC Topic 810 and the Company is the primary beneficiary of both of these joint ventures.

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property. The Surprise Venture owns and operates Town Square at Surprise (“Surprise”), a community shopping center located in Surprise, Arizona.

During the three months ended March 31, 2013, the Surprise Venture sold a 5,000 square foot outparcel for $3,320. The proceeds from this sale were used to reduce both the mortgage note payable balance on Surprise as well as the loan made to the Surprise Venture by GPLP. As of March 31, 2013, GPLP's outstanding loan to the Surprise Venture was $450 which eliminates in consolidation.

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”). The VBF Venture owns undeveloped land in Vero Beach, Florida. The Company contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require that the Company receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.

The Company did not provide any additional financial support to the VBF Venture during the three months ended March 31, 2013.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of both the Surprise Venture and the VBF Venture at March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
Investment in real estate, net	$5,736	$8,513
Total assets	$5,800	$8,699
Mortgage note payable	$1,376	$3,592
Total liabilities	$1,540	$3,755

Both the Surprise Venture and the VBF Venture are separate legal entities, and are not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the Surprise Venture or the VBF Venture, except as permitted by applicable law or regulation, or by agreement.  Also, creditors of the Surprise Venture or VBF Venture may not satisfy their debts from the assets of the Company, except as permitted by applicable law or regulation, or by agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment in material unconsolidated real estate entities at March 31, 2013 consisted of investments in two separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group ("Blackstone") that owns and operates both Lloyd Center ("Lloyd"), located in Portland, Oregon, and WestShore Plaza, located in Tampa, Florida. The Blackstone Joint Venture was formed in March 2010.

During the three months ended March 31, 2013, the Blackstone Venture entered into a contingent contract to sell a group of outparcels that comprise approximately 205,000 square feet at Lloyd. The sale of these outparcels is expected to occur later in 2013. The fair value of the assets, which are comprised of land, buildings and tenant improvements, is in excess of their carrying value at March 31, 2013.

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

During the three months ended March 31, 2013, the ORC Venture entered into a contract to sell Tulsa.

Individual agreements specify which services the Company is to provide to each Venture. The Company, primarily through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to each Venture described above.  The Company recognized fee and service income of $1,827 and $2,177 for the three months ended March 31, 2013 and 2012, respectively.

With the purchase of Blackstone's 80% interest in Pearlridge Center, located in Aiea, Hawaii, by the Company on May 9, 2012, the assets, liabilities and equity for this Property are no longer included in the combined unconsolidated joint venture Balance Sheets.  The results of operations for the Pearlridge Center are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2012 through March 31, 2012.

The Surprise Venture was consolidated as of July 9, 2012. Accordingly, the assets, liabilities and equity for this Property are no longer included in the combined unconsolidated joint venture Balance Sheets and the results of operations for the Surprise Venture are only included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2012 through March 31, 2012.

The following combined Balance Sheets and Statements of Operations, for each period reported, include the Blackstone Joint Venture and the ORC Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

Combined Balance Sheets	March 31, 2013	December 31, 2012
Assets:
Investment properties at cost, net	$488,252	$488,499
Construction in progress	7,866	8,055
Intangible assets (1)	6,612	7,065
Other assets	42,915	39,606
Total assets	$545,645	$543,225
Liabilities and members’ equity:
Mortgage notes payable	$346,646	$347,575
Note payable (2)	5,000	5,000
Intangible liabilities (3)	4,188	4,486
Other liabilities	14,609	11,337
Total liabilities	370,443	368,398
Members’ equity	175,202	174,827
Total liabilities and members’ equity	$545,645	$543,225

(1)	Includes value of acquired in-place leases and above-market leases.

(2)	Amount represents a note payable to GPLP.

(3)	Amount includes the value of acquired below-market leases.

	March 31, 2013	December 31, 2012
GPLP's share of members’ equity in all unconsolidated real estate entities	$86,332	$85,849
Advances and additional costs	665	853
Investment in and advances to unconsolidated real estate entities	$86,997	$86,702

	For the Three Months Ended March 31,
Combined Statements of Operations	2013	2012
Total revenues	$19,183	$30,570
Operating expenses	9,138	15,160
Depreciation and amortization	5,276	9,259
Impairment loss (1)	—	7,562
Operating income (loss)	4,769	(1,411)
Other expenses, net	86	159
Interest expense, net	3,987	5,694
Net income (loss)	696	(7,264)
Preferred dividend	8	8
Net income (loss) from the Company’s unconsolidated real estate entities	$688	$(7,272)
GPLP’s share of income (loss) from all unconsolidated real estate entities	$321	$(3,474)

(1)	During the three months ended March 31, 2012, the ORC Venture reduced the carrying value of Tulsa in connection with its quarterly impairment evaluation and recorded an impairment charge of $7,562.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	March 31, 2013	December 31, 2012
Billed receivables	$5,129	$6,219
Straight-line receivables	21,305	20,129
Unbilled receivables	8,334	10,146
Less: allowance for doubtful accounts	(5,068)	(4,701)
Tenant accounts receivable, net	$29,700	$31,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of March 31, 2013 and December 31, 2012 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2013	2012	2013	2012
Fixed Rate:
JG Elizabeth, LLC	$139,495	$140,409	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	96,677	97,285	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	52,663	53,018	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	55,052	55,205	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	67,493	67,778	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	175,000	175,000	4.60%	4.60%		(m)	$169,327	November 1, 2015
RVM Glimcher, LLC	47,180	47,378	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	40,626	40,791	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	53,406	53,573	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	43,578	43,730	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,058	41,223	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	—	3.90%	—		(f)	$203,576	March 1, 2025
Leawood TCP, LLC	75,767	76,057	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	37,789	37,948	4.25%	4.25%		(a)	$25,820	(j)
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,311,784	1,090,395
Variable Rate:
UPV Glimcher, LP (r)	60,000	—	3.25%	—	(g)	(b)	$60,000	April 8, 2013
Surprise Peripheral Venture, LLC	1,376	3,592	5.50%	5.50%	(p)	(a)	$1,361	(q)
SDQ III Fee, LLC	12,930	12,930	3.10%	3.11%	(l)	(b)	$12,930	December 1, 2013
Kierland Crossing, LLC	130,000	130,000	3.28%	3.28%	(h)	(b)	$130,000	(n)
	204,306	146,522
Other:
Fair value adjustments	3,640	3,988
Extinguished debt	—	158,869		(o)
Mortgage Notes Payable	$1,519,730	$1,399,774

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	Interest rate of LIBOR plus 3.00%.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at March 31, 2013 and December 31, 2012, and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Town Center Plaza and Town Center Crossing are cross-collateralized and have a call date of February 1, 2027.

(k)	The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of The Outlet Collection TM | Jersey Gardens site.

(l)	Interest rate of LIBOR plus 2.90%.

(m)	The loan requires monthly payments of interest only until November 2013. Thereafter, monthly payments of principal and interest are required.

(n)	The loan matures May 22, 2015, however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(o)	Interest rates ranging from 3.71% to 5.24% at December 31, 2012.

(p)	Interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(q)	The loan matures June 30, 2013, however, the loan may be extended for eighteen months subject to payment of certain loan extension fees and satisfaction of other conditions.

(r)	Loan was secured by a collateral assignment of interests in the Property by an affiliate of GPLP. The loan was refinanced in April 2013 as disclosed in Note 19 - "Subsequent Events."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $1,943,721 and $1,812,056 at March 31, 2013 and December 31, 2012, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company's affiliate borrowers are in compliance with all covenants at March 31, 2013.  Additionally, $221,930 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of The Outlet CollectionTM | Jersey Gardens, have been guaranteed by GRT as of March 31, 2013.

8.	Notes Payable

On February 20, 2013, GPLP closed on a modification and extension of its $250,000 corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the $250,000 secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the credit facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017 with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of March 31, 2013 is LIBOR plus 1.95% per annum. GPLP may increase the total borrowing availability to $400,000 under an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of March 31, 2013.

Simultaneous with the closing of the Credit Facility, GPLP closed on a fully funded secured credit facility in the amount of $45,000 (the “Secured Facility”). The maturity date for the Secured Facility is the earlier of: (i) May 19, 2014 or (ii) the date of repayment of all or any part of the existing mortgage loan secured by The Outlet Collection | Jersey Gardens. GPLP will make interest only payments during the term of the Secured Facility. The interest rate for the Secured Facility is LIBOR plus 2.50% per annum. GPLP is able to make optional prepayments of outstanding principal under the Secured Facility subject to certain conditions. Collateral for the Secured Facility consists of the collateral assignment of membership interests in three limited liability companies and of the partnership interest in one limited partnership, all four of which are affiliates of GPLP and that separately hold title to four different Properties. At March 31, 2013, the balance on the Secured Facility was $45,000 and the average interest rate on the outstanding balance was 2.70% per annum.

At March 31, 2013, the availability level on the Credit Facility was $193,369 and the outstanding balance was $0.  Additionally, $817 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2013, the unused balance of the Credit Facility available to the Company was $192,552 and the average interest rate on the outstanding balance was 2.15% per annum.

At December 31, 2012, the availability level on the Prior Facility was $214,346 and the outstanding balance was $85,000.  Additionally, $817 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2012, the unused balance of the Prior Facility available to the Company was $128,529 and the average interest rate on the outstanding balance was 2.46% per annum.

9.	Equity Activity

On March 27, 2013, GRT completed a $90,000 public offering of 3,600,000 of its 6.875% Series I Preferred Shares. GRT also granted to the underwriters an over-allotment option to purchase up to 400,000 additional shares within 30 days. As discussed in Note 19 - "Subsequent Events" the underwriters exercised this over-allotment option and purchased 200,000 shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $86,771. On March 28, 2013, the Company announced its intention to redeem 3,600,000 of its 8.125% Series G Preferred Shares outstanding at $25.00 per share, plus accumulated and unpaid distributions for a total of $90,569. The redemption date is scheduled for April 29, 2013. In connection with this redemption, the Company used the catch-up method to accrete the excess of the scheduled call price over the carrying value, which includes previously incurred issuance costs, resulting in a charge of $9,266.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the three months ended March 31, 2013, GRT issued 1,031,000 Common Shares under its at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $11.38 per Common Share, generating net proceeds of $11,417 after deducting $319 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of March 31, 2013, GRT had $18,308 available for issuance under the GRT ATM Program.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no hedge ineffectiveness in earnings during the three months ended March 31, 2013 and 2012.

Amounts reported in OCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $430 will be reclassified as an increase to interest expense.

As of March 31, 2013, the Company had one outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk with a notional value of $105,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	Liability Derivatives
	As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$760	Accounts Payable & Accrued Expenses	$813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instrument was reported at its fair value of $760 and $813 in accounts payable and accrued expenses at March 31, 2013 and December 31, 2012, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2013	2012		2013	2012		2013	2012
Interest Rate Products	$(57)	$(76)	Interest expense	$(111)	$(43)	Interest expense	$—	$—

During the three months ended March 31, 2013, the Company recognized other comprehensive income of $54, to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2013, net of $111 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $1 of OCL to noncontrolling interest during the three months ended March 31, 2013.

During the three months ended March 31, 2012, the Company recognized other comprehensive income of $(33) to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2012, net of $43 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(1) of OCL to noncontrolling interest during the three months ended March 31, 2012.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Credit Risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision that if the Company either defaults or is capable of being declared in default on any of its consolidated indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with its derivative counterparties that incorporate the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2013, the fair value of derivatives in a net liability position, plus accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $822. As of March 31, 2013, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $822.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.Fair Value Measurements

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Nonrecurring Valuations

During the three months ended December 31, 2012, based upon management's estimated future use for Eastland Mall ("Eastland") and in accordance with ASC Topic 360 - "Property, Plant, and Equipment", the Company reduced the carrying value of the Property to its estimated net realizable value and recorded an $18,477 impairment loss. The Company valued the Property using an independent appraisal.

The table below presents the Company's assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Liabilities:
Derivative instruments, net	$—	$760	$—	$760

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment in real estate, net	$—	$—	$25,500	$25,500
Liabilities:
Derivative instruments, net	$—	$813	$—	$813

12.	Stock-Based Compensation

Restricted Common Shares

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan and the GRT 2012 Incentive Compensation Plan (the "2012 Plan").

The compensation expense for all restricted Common Shares for the three months ended March 31, 2013 and 2012 was $707 and $264, respectively. The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 4.1 years, is $10,045 as of March 31, 2013.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  Compensation expense recorded for the Company’s share option plans was $244 and $133 for the three months ended March 31, 2013 and 2012, respectively.

Performance Shares

During the year ended December 31, 2012, GRT allocated 193,629 performance shares to its senior executive officers under the 2012 Plan. Under the terms of the 2012 Plan, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2012 to December 31, 2014 (the “2012 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented REIT's (the "Peer Group").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the year ended December 31, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the "LTIP"). An LTIP participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative TSR for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the "2011 Performance Period"), as compared to the TSR for the common shares of a selected group of companies in the Peer Group.

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

The amount of compensation expense related to all allocated performance shares was $248 and $79 for the three months ended March 31, 2013 and 2012, respectively.

13.	Commitments and Contingencies

At March 31, 2013, there were 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash for each OP unit at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2013 is $26,427 based upon a per unit value of $11.45 at March 31, 2013 (based upon a five-day average closing price of the Common Stock from March 21, 2013 to March 27, 2013).

The Company has provided a limited guarantee of franchise tax payments to be received by the city of Elizabeth, New Jersey until franchise tax payments achieve $5,600 annually.  Through March 31, 2013, the Company has made $17,560 in payments under this guarantee agreement. During 2010, the Company was relieved from its limited guarantee of franchise taxes. The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by the city above specified annual levels over the franchise assessment period of 30 years. Fifty percent of excess taxes collected over the $5,600 annual threshold will be paid by the city to the Company until such time that the Company has recovered all previous guaranty payments plus LIBOR plus 2% per annum or the end of the franchise period is reached. Based upon projected franchise tax collections during the guarantee period, the Company expects to recover at least $15,032 before the guarantee period ends in 2030.  Accordingly, this $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended March 31,
	2013			2012
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income (loss) from continuing operations	$1,314			$(5,495)
Less: preferred stock dividends	(6,159)			(6,137)
Less: preferred stock redemption costs	(9,266)			—
Noncontrolling interest adjustments (1)	95			263
Loss from continuing operations	$(14,016)	143,408	$(0.10)	$(11,369)	117,517	$(0.10)

Income from discontinued operations	$107			$13
Noncontrolling interest adjustments (1)	(2)			—
Income from discontinued operations	$105	143,408	$0.00	$13	117,517	$0.00
Net loss to common shareholders	$(13,911)	143,408	$(0.10)	$(11,356)	117,517	$(0.10)
Diluted EPS:
Income (loss) from continuing operations	$1,314	143,408		$(5,495)	117,517
Less: preferred stock dividends	(6,159)			(6,137)
Less: preferred stock redemption costs	(9,266)			—
Non controlling interest adjustments (2)	(129)			—
Operating Partnership Units		2,308			2,754
Loss from continuing operations	$(14,240)	145,716	$(0.10)	$(11,632)	120,271	$(0.10)
Income from discontinued operations	$107	145,716	$0.00	$13	120,271	$0.00
Net loss to common shareholders before operating partnership noncontrolling interest	$(14,133)	145,716	$(0.10)	$(11,619)	120,271	$(0.10)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of March 31, 2013 and 2012. The Company has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance. These shares are considered participating securities and are included in the weighted average outstanding share amounts.

15.	Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended March 31,
	2013	2012
Revenues	$23	$107
Other income (expense)	84	(95)
Operating income	107	12
Interest income	—	1
Net income from discontinued operations	$107	$13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

16.	Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of March 31, 2013, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland and Polaris Fashion Place, both located in Columbus, Ohio, Merritt Square Mall located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge Center, and Malibu Lumber Yard, located in Malibu, California. Also, on January 7, 2013, the Company purchased University Park Village ("University Park"), an approximate 173,220 square foot open-air center located in Fort Worth, Texas, for $105,000.

The intangibles associated with University Park are based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for this property is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $14,990 in which the Company is the lessor, a liability for acquired below-market leases of $60,096 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $52,965.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease. The above and below-market leases in which the Company is the lessee are amortized to other operating expenses over the life of the non-cancelable lease terms. Tenant relationships are amortized to depreciation and amortization expense over the remaining estimated useful life of the tenant relationship. In-place leases are amortized over the life of the leases to which they pertain.

Net amortization for all of the acquired intangibles was a decrease to net income of $1,703 and $492 for the three months ended March 31, 2013 and 2012, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of March 31, 2013 and December 31, 2012:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	March 31, 2013	December 31, 2012
Above-Market Leases - Company is lessor	Prepaid and other assets	7.9	$10,058	$9,224
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	11.3	$43,137	$43,040
Below-Market Lease - Company is lessee	Prepaid and other assets	30.8	$11,458	$11,764
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	49.8	$7,697	$7,808
Tenant Relationships	Prepaid and other assets	3.8	$776	$827
In-Place Leases	Building, improvements, and equipment	6.5	$37,673	$34,601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.00% to 6.00% per annum at March 31, 2013 and December 31, 2012), the fair value of GRT's mortgage notes payable is estimated at $1,560,712 and $1,433,470 at March 31, 2013 and December 31, 2012, respectively, compared to its carrying amounts of $1,519,730 and $1,399,774, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. The fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

18.	Acquisition of Properties

As of March 31, 2013, the Company has estimated the purchase price allocation for University Park based upon management's best available information at the time of the preparation of the financial statements contained herein. Items such as land, building, improvements and equipment, deferred costs, above/below-market lease intangibles, and in-place lease intangibles were recorded at their provisional amounts. The Company is in the process of obtaining a third party valuation for the fair value of these items which was not complete by the time the Company issued its financial statements for the three months ended March 31, 2013. Therefore, the provisional measurements of fair value reflected in the financial statements contained herein are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

Since the acquisition date, University Park had revenues totaling $1,853 and a net loss of $569.

The following table summarizes the cash consideration paid for University Park and the amounts of the assets acquired and liabilities assumed at the acquisition date. The amounts listed below for land, buildings, improvements and equipment, deferred costs, prepaid and other assets, and accounts payable and accrued expenses reflect provisional amounts that will be updated as information becomes available.

Amount
Cash consideration paid for University Park	$103,982

Recognized amounts of identifiable assets acquired and liabilities assumed
Land	$12,204
Buildings, improvements and equipment	92,627
Deferred costs	790
Tenant accounts receivable	(395)
Prepaid and other assets (1)	1,432
Accounts payable and accrued expenses (2)	(2,676)
Total amount of identifiable assets acquired and liabilities assumed	$103,982

(1) Amount relates to above-market leases.
(2) Amount primarily relates to below-market leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant 2012 acquisition of Pearlridge had occurred on January 1, 2012. Amortization of the estimated above/below-market lease intangibles and the fair value adjustment to the carrying value of the mortgage, as well as the depreciation of the buildings, improvements and equipment have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of Pearlridge have been excluded. The acquisition of University Park which occurred during 2013, and Town Center Crossing and Malibu Lumber Yard both acquired in 2012, have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the three months ended March 31,
	2013			2012
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$91,047	$—	$91,047	$69,828	$11,379	(1)	$81,207
Net income (loss)	$1,421	$—	$1,421	$(5,482)	$(2,576)	(2)	$(8,058)
Net income (loss) attributable to Glimcher Realty Trust	$1,514	$—	$1,514	$(5,219)	$(2,501)	(3)	$(7,720)

Earnings per share - (basic)	$(0.10)		$(0.10)	$(0.10)			$(0.12)
Earnings per share - (diluted)	$(0.10)		$(0.10)	$(0.10)			$(0.12)

(1) Represents the estimated revenues for Pearlridge which takes into consideration adjustments for fees previously earned by the Company for the management and the leasing of Pearlridge, and the estimated amortization of above/below-market leases.
(2) Includes the adjustments in (1) and the following adjustments: estimated above-market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, estimated depreciation expense, and previously recorded Equity in income or loss of unconsolidated real estate entities.
(3) Amount also includes the allocation to noncontrolling interests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

19.    Subsequent Events

On April 4, 2013, the underwriters for the Series I Preferred Shares offering elected to purchase a total of 200,000 additional shares of 6.875% Series I Preferred Shares in accordance with an over-allotment option granted by GRT. The net proceeds to GRT from the additional offering, after deducting underwriting commissions, discounts, and offering expenses, were $4,843.

On April 8, 2013, the Company completed a $55,000 mortgage loan ("UPV Loan") secured by University Park. The new loan has a fixed interest rate of 3.85% per annum and a fifteen year term. The UPV Loan replaces the $60,000 term loan that was executed in connection with the purchase of University Park and was repaid on April 2, 2013 with available funds from our Credit Facility.

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

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of March 31, 2013, we owned material interests in and managed 29 Properties (24 wholly-owned and five partially owned through joint ventures) which are located in 16 states. The Properties contain an aggregate of approximately 21.6 million square feet of gross leasable area (“GLA”), of which approximately 94.2% was occupied at March 31, 2013.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the consolidated financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2012.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net loss to common shareholders	$(13,911)	$(11,356)
Add back (less):
Real estate depreciation and amortization	26,239	19,054
Pro-rata share of unconsolidated entity impairment loss	—	3,932
Pro-rata share of joint venture depreciation	2,223	3,106
Noncontrolling interest in operating partnership	(222)	(263)
Funds From Operations	$14,329	$14,473

FFO decreased by $144,000, or 1.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we announced that we would redeem 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares"). In connection with this announcement, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.3 million. Also, we incurred $2.1 million more in interest expense. This increase in interest expense can be primarily attributed to the acquisitions of Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii that we purchased during May 2012 (the "Pearlridge Acquisition") and University Park Village ("University Park"), an open-air center located in Fort Worth, Texas that we purchased in January 2013. General and administrative expenses were $1.4 million higher for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in general and administrative expenses can be attributed to increased costs relating to share-based executive compensation and information technology related expenses. Lastly, our FFO from our unconsolidated entities was $962,000 less for the three months ended March 31, 2013 compared to the same period in 2012. This decrease can primarily be attributed to Pearlridge, which was reported as an unconsolidated entity during the three months ended March 31, 2012.

Offsetting these decreases to FFO, we experienced an increase in operating income as adjusted for real estate depreciation and general and administrative expenses ("Property Operating Income") as well as a reduction in the provision for doubtful accounts. Acquisitions we made after March 2012, which consist of Pearlridge, University Park, Town Center Crossing, located in Leawood, Kansas, and Malibu Lumber Yard ("Malibu"), located in Malibu, California, (collectively the "Acquisitions") contributed $8.2 million in Property Operating Income. Also, Scottsdale Quarter, located in Scottsdale, Arizona and The Outlet Collection | Jersey Gardens ("Jersey Gardens"), located in Elizabeth, New Jersey, contributed an additional $1.9 million in Property Operating Income. Lastly, during the three months ended March 31, 2012, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the joint venture (the "ORC Venture") that owns Tulsa Promenade (“Tulsa”), located in Tulsa, Oklahoma, by $3.3 million that was recorded as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations. For the three months ended March 31, 2013, there were no discontinued operations that were comparable. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents, amortization of above-below market intangibles, termination income, and income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another. The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended March 31,
	2013	2012	Variance
Operating income	$19,734	$14,665	$5,069

Depreciation and amortization	26,788	19,576	7,212
General and administrative	6,847	5,510	1,337
Proportionate share of unconsolidated joint venture comparable NOI	3,571	8,951	(5,380)
Non-comparable Properties (1)	(2,967)	(475)	(2,492)
Termination and outparcel net income	(536)	(475)	(61)
Straight-line rents	(1,176)	(605)	(571)
Non-cash ground lease adjustments	933	—	933
Non-recurring, non-cash items (2)	—	3,322	(3,322)
Above/below-market lease amortization	(1,337)	(144)	(1,193)
Fee income	(905)	(1,248)	343
Other (3)	502	427	75
Comparable NOI	$51,454	$49,504	$1,950

Comparable NOI percentage change			3.9%

(1)	Amounts include Community Centers, Malibu, Town Center Crossing, and University Park.

(2)	Amount includes write down of Tulsa note receivable.

(3)	Other adjustments include discontinued developments costs, non-property income and expenses, and other non-recurring income or expenses.

Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Total revenues increased 30.4%, or $21.2 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Of this amount, minimum rents increased $12.1 million, percentage rents increased $499,000, tenant reimbursements increased $5.4 million, and other revenues increased $3.2 million.

Minimum Rents

Minimum rents increased 28.3%, or $12.1 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  During the three months ended March 31, 2013, we experienced an increase in minimum rents of $10.4 million as a result of the Acquisitions. Also, we experienced an $835,000 increase in minimum rents from Scottsdale Quarter which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased by 36.1%, or $499,000, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 26.6%, or $5.4 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This increase is primarily attributed to the Acquisitions.

Other Revenues

Other revenues increased 60.6%, or $3.2 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Inc.
License agreement income	$1,885	$1,567	$318
Outparcel sale	3,320	215	3,105
Sponsorship income	410	379	31
Fee and service income	1,827	2,177	(350)
Other	990	913	77
Total	$8,432	$5,251	$3,181

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended March 31, 2013, we sold an outparcel at Town Square at Surprise ("Surprise"), located in Surprise, Arizona, for $3.3 million. During the three months ended March 31, 2012, we sold an outparcel at Grand Central Mall, located in City of Vienna, West Virginia, for $215,000. The decrease in fee and service income can be primarily attributed to Pearlridge, which the Company purchased the remaining 80% interest during May 2012. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 29.3%, or $16.2 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Property operating expenses increased $4.5 million, real estate taxes increased $1.4 million, the provision for doubtful accounts decreased $3.2 million, other operating expenses increased $4.9 million, depreciation and amortization increased $7.2 million, and general and administrative costs increased $1.4 million.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $4.5 million, or 30.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Of this increase, $4.3 million was attributable to the Acquisitions.

Real Estate Taxes

Real estate taxes increased $1.4 million, or 15.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  We experienced an increase in real estate tax expense of $1.7 million as a result of the Acquisitions. We also experienced a $506,000 decrease associated with a successful tax appeal at New Towne Mall, located in New Philadelphia, Ohio. The remaining variance can be attributed to various other Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $965,000 for the three months ended March 31, 2013 compared to $4.1 million for the three months ended March 31, 2012.  The provision represented 1.1% and 5.9% of revenue for the three months ended March 31, 2013 and 2012, respectively. The provision for the three months ended March 31, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT. Additionally, during the three months ended March 31, 2012, the sales contract for Tulsa was terminated during the contingency period. Based upon the marketing efforts to sell Tulsa, the ORC Venture reduced the estimated sales value of the property. Accordingly, the value of the note receivable from Tulsa REIT was reduced by $3.3 million to its estimated net recoverable amount.

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

Other operating expenses increased $4.9 million, or 183.2%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  During the three months ended March 31, 2013, we incurred $2.1 million in ground lease expense associated with Pearlridge and Malibu. Also, during the three months ended March 31, 2013, we expensed $2.8 million associated with an outparcel sale at Surprise.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.2 million, or 37.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in depreciation expense can be primarily attributed to the Acquisitions.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to: wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $6.9 million and $5.5 million for the three months ended March 31, 2013 and 2012, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to stock-based executive compensation, increased travel, and information technology related expenses.

Interest Income

Interest income was $4,000 for the three months ended March 31, 2013 compared with interest income of $2,000 for the three months ended March 31, 2012.

Interest expense

Interest expense increased 12.3%, or $2.1 million, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The summary below identifies the increase by its various components (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	Inc. (Dec.)
Average loan balance	$1,577,976	$1,254,175	$323,801
Average rate	4.74%	5.09%	(0.35)%

Total interest	$18,699	$15,959	$2,740
Amortization of loan fees	1,057	985	72
Capitalized interest	(825)	(489)	(336)
Fair value adjustments	(348)	65	(413)
Other	162	168	(6)
Interest expense	$18,745	$16,688	$2,057

The increase in interest expense was due to an increase in the average loan balance. The average loan balance increased primarily due to the Pearlridge Acquisition in May of 2012 and new mortgage loans placed on Town Center Crossing in October 2012, University Park in January 2013, and Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, in February 2013. These costs were offset by decreases in the average rate, fair value adjustments and an increase in capitalized interest.  The average rate has decreased due to the refinancing of mortgages and lower rates achieved on financing for acquired and owned properties. Capitalized interest increased due to the ongoing redevelopment projects at Jersey Gardens and The Outlet Collection | Seattle ("Seattle") in Auburn, Washington. The consolidation of Pearlridge during the second quarter of 2012 resulted in a larger fair value adjustment during the first quarter of 2013 as compared to the first quarter of 2012.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net, in both periods, primarily contains results from our investments in the ORC Venture that owns both Puente Hills Mall (“Puente”) located in the City of Industry, California and Tulsa, and the joint venture (the "Blackstone Venture") that owns both Lloyd Center ("Lloyd") located in Portland, Oregon and WestShore Plaza ("WestShore") located in Tampa, Florida.  The results from Pearlridge are also included from January 1, 2012 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in Pearlridge and we now own all of the equity interest in this Property. The results from the joint venture ("Surprise Venture") that owns the Surprise are included from January 1, 2012 through July 19, 2012. On July 20, 2012, the Company made a loan to the Surprise Venture to facilitate a pay down of the principal balance of the mortgage loan for Surprise which was deemed a reconsideration event. In accordance with applicable accounting rules, the Company determined that the Surprise Venture was a variable interest entity and that it was the primary beneficiary. Accordingly, the Company consolidated the Surprise Venture effective July 20, 2012.

Net income (loss) of the unconsolidated entities was $688,000 and $(7.3) million for the three months ended March 31, 2013 and 2012, respectively.  Our proportionate share of the income (loss) was $321,000 and $(3.5) million for the three months ended March 31, 2013 and 2012, respectively.

The increase in Equity in income (loss) from unconsolidated real estate entities, net relates primarily to impairment charges on Tulsa. During the three months ended March 31, 2012, a contract to sell Tulsa was terminated during the contingency period. The ORC Venture determined a further reduction in the carrying value of Tulsa was warranted due to the uncertainty associated with the terminated sales contract and planned sale of Tulsa. Accordingly, the ORC Venture recorded a $7.6 million impairment loss, of which our proportionate share was approximately $3.9 million.

During the three months ended March 31, 2013, the Blackstone Venture entered into a contingent contract to sell a group of outparcels that comprise approximately 205,000 square feet at Lloyd. The sale of these outparcels is expected to occur later in 2013. The fair value of the assets, which are comprised of land, buildings and tenant improvements, was in excess of their carrying value at March 31, 2013.

Also, during the three months ended March 31, 2013, the ORC Venture entered into a contract to sell Tulsa.

Discontinued Operations

Total revenues from discontinued operations were $23,000 and $107,000 for the three months ended March 31, 2013 and 2012, respectively.  Income from discontinued operations during the three months ended March 31, 2013 and 2012 was $107,000 and $13,000, respectively.

Allocation to Noncontrolling Interests

The allocation of loss to noncontrolling interests was $93,000 and $263,000 for the three months ended March 31, 2013 and 2012, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. For the three months ended March 31, 2013, noncontrolling interest also includes the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares”) and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met primarily with cash flows provided by operations. We may also use our ATM program to fund small redevelopment projects.

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

On January 7, 2013, we completed the purchase of University Park. University Park adds approximately 173,000 square feet of GLA to our portfolio. The purchase price for this acquisition was $105.0 million and was funded with the net proceeds from a $60.0 million term loan (the “UPV Term Loan”) as well as available funds from our credit facility. On April 8, 2013, we closed on a $55.0 million loan (the “UPV Loan”) secured by University Park. The UPV Loan replaces the UPV Term Loan, which was repaid on April 2, 2013 with available funds from our Credit Facility.

On February 11, 2013, we completed a $225.0 million loan (the “Polaris Loan”) secured by Polaris, an enclosed regional mall located in Columbus, Ohio.  The proceeds were used to repay the prior $125.2 million mortgage loan on Polaris and to repay a portion of the principal amount outstanding under our corporate credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall located in Harrisburg, Pennsylvania, with funds available from our corporate credit facility.

On February 20, 2013, we completed a modification and extension of our $250 million corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the $250 million secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the Prior Facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017, with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of March 31, 2013, was LIBOR plus 1.95% per annum. We may increase the total borrowing availability to $400 million under an accordion feature. Our borrowing availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  We believe that we are in compliance with all covenants of the Credit Facility as of March 31, 2013.

Simultaneous with completing the amendments to the Credit Facility, we closed on a second fully funded and secured credit facility in the amount of $45 million (the “Secured Facility”). The maturity date for the Secured Facility is the earlier to occur of: (i) May 19, 2014 or (ii) the date of repayment of all or any part of the existing mortgage loan secured by Jersey Gardens. GPLP will make interest only payments during the term of the Secured Facility. The interest rate for the Secured Facility is LIBOR plus 2.50% per annum. We are able to make optional prepayments of outstanding principal under the Secured Facility subject to certain conditions. Collateral for the Secured Facility consists of the collateral assignment of membership interests in three limited liability companies and of the partnership interest in one limited partnership, all four of which are affiliates of GPLP and that separately hold title to four different Properties.

On March 27, 2013, we completed an underwritten secondary public offering of 3.6 million shares of our 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series I Preferred Shares"). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $86.8 million. We also granted to the underwriters an overallotment option to purchase up to 400,000 additional shares within 30 days of the Series I Preferred Share Offering. On March 28, 2013, GRT announced its intention to redeem 3.6 million of our Series G Preferred Shares. The redemption date is scheduled for April 29, 2013. On April 4, 2013, the underwriters elected to purchase a total of 200,000 additional shares of the Series I Preferred Shares. The net proceeds to GRT from the additional offering, after deducting underwriting commissions, discounts, and offering expenses, were $4.8 million.

During the three months ended March 31, 2013, we issued 1,031,000 Common Shares under the GRT at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $11.38 per Common Share, generating net proceeds of $11.4 million after deducting $319,000 of offering related costs and commissions. We used the proceeds from the GRT ATM Program to reduce the outstanding balance under the credit facility. As of March 31, 2013, we had $18.3 million available for issuance under the GRT ATM Program.

At March 31, 2013, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt was 45.0%, compared to 46.1% at December 31, 2012, and is close to our longer term goal of having leverage of less than 45.0%. We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

We continue to evaluate joint venture opportunities, property acquisitions, and development projects in the ordinary course of business and, to the extent debt levels remain in an acceptable range, we also may use the proceeds from any future asset sales or equity offerings to fund expansion, renovation and redevelopment of existing Properties, joint venture opportunities, and property acquisitions.

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

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000. As of March 31, 2013, we have approximately 79.7 million shares of beneficial interest of GRT available for issuance.

At March 31, 2013, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $193.4 million and the outstanding balance was $0. Additionally, $817,000 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of March 31, 2013, the unused balance of the Credit Facility available to the Company was $192.6 million.

At March 31, 2013, our mortgage notes payable were collateralized by first mortgage liens on seventeen of our Properties having a net book value of $1.9 billion. We have eight unencumbered assets and other corporate assets that have a combined net book value of $225.4 million.

Cash Activity

For the three months ended March 31, 2013

Net cash provided by operating activities was $19.5 million for the three months ended March 31, 2013 (See also “Results of Operations - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flow).

Net cash used in investing activities was $118.6 million for the three months ended March 31, 2013.  We spent $125.1 million on our investments in real estate. Of this amount, $104.0 million was attributable to the acquisition of University Park. We also spent $13.7 million toward development projects. Of this amount, $6.3 million relates to the renovation of Jersey Gardens and $5.0 million is attributable to the re-branding and grand opening of Seattle. We also spent $5.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris, and Merritt Square Mall, located in Merritt Island, Florida.  The remaining amount was spent on operational capital expenditures. We also received $3.2 million from the sale of an outparcel at Surprise.

Net cash provided by financing activities was $156.9 million for the three months ended March 31, 2013. We raised net proceeds of $11.4 million from the GRT ATM Program.  We received $285.0 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris and $60.0 million secured by University Park. We reduced our outstanding indebtedness under the credit facility by $40.0 million. Furthermore, the Company issued Series I Preferred Shares in March 2013, raising net proceeds of $86.8 million. Offsetting these increases to cash, we made $164.7 million in principal payments on existing mortgage debt.  Of this amount, $125.2 million was used to repay the existing loan associated with Polaris due to its refinancing. We paid a total of $35.6 million for the repayment in full of the Colonial Park Mall mortgage and a reduction of the Surprise mortgage.  Additionally, regularly scheduled principal payments of $3.9 million were made on various loan obligations.  Also, $20.6 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the three months ended March 31, 2012

Net cash provided by operating activities was $22.9 million for the three months ended March 31, 2012. (See also “Results of Operations - Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flow).

Net cash used in investing activities was $25.7 million for the three months ended March 31, 2012. We spent $28.1 million on our investments in real estate. Of this amount, $14.9 million represented a non-refundable deposit for the Pearlridge Acquisition and $3.7 million related to the development of Scottsdale Quarter. We also spent $4.0 million to re-tenant existing spaces, with the most significant expenditures occurring at Dayton Mall, located in Dayton, Ohio, Polaris, and River Valley Mall, located in Lancaster, Ohio. The remaining amount was spent on operational capital expenditures.

Net cash provided by financing activities was $128.7 million for the three months ended March 31, 2012. We issued additional Common Shares as part of a secondary offering in March of 2012, raising net proceeds of $217.7 million. Additionally, we raised net proceeds of $3.9 million as part of the GRT ATM Program. We received $77.0 million in proceeds from the issuance of a mortgage note payable secured by Town Center Plaza, located in Leawood, Kansas. Offsetting the increases to cash, we made $74.2 million in principal payments on existing mortgage debt. Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center Plaza. Additionally, regularly scheduled principal payments of $4.2 million were made on various loan obligations. Also, $18.0 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares. Lastly, we reduced our outstanding indebtedness under the credit facility by $78.0 million.

Financing Activity - Consolidated

Total debt increased by $80.0 million during the first three months of 2013. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2012	$1,399,774	$85,000	$1,484,774
New mortgage debt	285,000	—	285,000
Repayment of debt	(160,722)	—	(160,722)
Debt amortization payments	(3,974)	—	(3,974)
Amortization of fair value adjustment	(348)	—	(348)
Net payments, facilities	—	(40,000)	(40,000)
Balance at March 31, 2013	$1,519,730	$45,000	$1,564,730

On January 7, 2013, we completed the $60.0 million UPV Term Loan.  The UPV Term Loan was evidenced by a promissory note and is secured by a collateral assignment of interests by an affiliate of the borrowers. The UPV Term Loan was fully guaranteed by GPLP, had an interest rate of LIBOR plus 3.00% per annum, and a maturity date of April 8, 2013. The loan required the borrowers to make periodic payments of interest only, with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds from the UPV Term Loan were used to purchase University Park. The UPV Term Loan was repaid on April 2, 2013 with available funds from our Credit Facility.

On February 8, 2013, we reduced the mortgage loan on Surprise by $2.2 million, to a balance of $1.4 million, with funds available from the sale of an outparcel.

On February 11, 2013, we completed the $225.0 million Polaris Loan for Polaris.  The Polaris Loan is evidenced by a promissory note and secured by a first mortgage lien on Polaris. The Polaris Loan is non-recourse and has an interest rate of 3.90% per annum and a maturity date of March 1, 2025. The Polaris Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Polaris Loan were used to repay the prior $125.2 million mortgage loan on Polaris and to reduce outstanding borrowings on our credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall with available funds from our credit facility.

On April 8, 2013, we completed the $55.0 million UPV Loan for University Park.  The UPV Loan is evidenced by a promissory note and secured by a first mortgage lien on University Park. The UPV Loan is non-recourse, has an interest rate of 3.85% per annum, and a maturity date of May 1, 2028. The UPV Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The UPV Loan replaces the UPV Term Loan which was repaid on April 2, 2013 with available funds from our Credit Facility.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities decreased by $765,000 during the first three months of 2013, of which $306,000 represents our pro-rata share. The change in outstanding borrowings is attributed to debt amortization payments.

The mortgage loan on Tulsa ("Tulsa Loan") matured on December 31, 2012 and is currently in default. The ORC Venture has executed a contract to sell Tulsa which provides for a closing on the sale no later than May 2013. An agreement has been executed with the lenders that upon the sale, the lenders will accept the net proceeds as payment in full for the loan and will release the borrower from all remaining obligations under the loan.

At March 31, 2013, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $189.7 million. At March 31, 2013, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $293.1 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Notes Payable" to the consolidated financial statements.

At March 31, 2013, we had the following obligations relating to dividend distributions.  In the first quarter of 2013, the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.6 million, to be paid during the second quarter of 2013.  Our Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  The distribution obligation at March 31, 2013 for Series G Preferred Shares and Series H Preferred Shares is $4.2 million and $1.9 million, respectively, which represent the dividends declared but not paid as of March 31, 2013. The initial distribution for our Series I Preferred Shares, in the amount of $2.0 million, will be paid in July 2013. On March 28, 2013, we announced our intention to redeem 3.6 million of our Series G Preferred Shares (the "Series G Redemption"). The redemption date is scheduled for April 29, 2013. The Series G Preferred Shares will be redeemed for a total amount of $90.6 million, which includes accumulated and unpaid distributions. The annual obligation for our preferred shares, after considering the Series G Redemption, is $23.2 million per year.

At March 31, 2013, there were approximately 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2013 is $26.4 million based upon a per unit value of $11.45 at March 31, 2013 (based upon a five-day average of the Common Stock price from March 21, 2013 to March 27, 2013).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2013 was $3.7 million.

At March 31, 2013, we had executed leases committing to $12.9 million in tenant allowances.  The leases will generate gross rents of approximately $76.9 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $25.5 million at March 31, 2013.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options. Our obligations under the aforementioned ground leases are as follows: 2013 - $3.3 million, 2014-2015 - $9.5 million, 2016-2017 - $9.5 million, and $288.6 million thereafter.

Commercial Commitments

The Credit Facility and Secured Facility terms as of March 31, 2013, are discussed in Note 8 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through material unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $3.7 million for tenants who have signed leases at the material unconsolidated joint venture Properties.  The leases will generate pro-rata gross rents of approximately $5.4 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $186,000 at March 31, 2013.

The ORC Venture currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal, with the next re-appraisal due in 2014. The Puente ground lease expires in 2059. Our pro-rata share of this obligation is $205,000 in both 2013 and 2014.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time a project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the estimated useful life of the assets.  Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $824,000 for the three months ended March 31, 2013.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the three months ended March 31, 2013, the Company capitalized $1.5 million of these costs.

The tables below summarizes the amounts spent on capital expenditures for the three months ended March 31, 2013. The amounts represented within the table generally include cash paid to third parties. This table excludes numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture and fixtures, computer equipment and automobiles.

	Capital Expenditures for the Three Months Ended March 31, 2013 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Development Capital Expenditures:
Development projects	$1,120	$—	$1,120
Redevelopment and renovation projects	$12,579	$197	$12,776

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$2,486	$1,148	$3,634
Non-anchor stores	3,102	466	3,568
Operational capital expenditures	1,117	27	1,144
Total Property Capital Expenditures	$6,705	$1,641	$8,346

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Our anchor store tenant improvements include improvements for a Tommy Hilfiger at Jersey Gardens, Sports Authority at Merritt Square Mall, and H&M at Polaris. Tenant improvements for anchor stores at the joint venture properties relate primarily to Macy's at WestShore and two new H&M stores at Lloyd and WestShore.

The tenant improvements for non-anchor stores include stores such as Ann Taylor Factory Outlet at Jersey Gardens, Ulta Cosmetics at River Valley Mall, Bath & Body Works at Pearlridge and Orvis and feng at Town Center Crossing.

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

We continue to make significant progress on our redevelopment projects to update our two outlet Properties, Jersey Gardens and Seattle. We anticipate investing approximately $55 - $65 million to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at the Properties. The Company has spent $28.7 million through the first quarter of 2013 on The Outlet Collection redevelopment and anticipates the projects to be completed in the second half of 2013. The yield expected on the redevelopment is between 7% - 9%. Our redevelopment and renovation expenditures in 2013 also includes amounts for the new Dick's Sporting Goods at the Dayton Mall.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the quarter ended March 31, 2013 primarily relates to our investment in Scottsdale Quarter.

The first two phases of Scottsdale Quarter are completed with approximately 540,000 square feet of GLA consisting of approximately 368,000 square feet of retail space with approximately 172,000 square feet of office space above the retail units. Approximately 88% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have approximately 95% of Phases I and II space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Express, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Restoration Hardware, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.

With respect to Phase III of Scottsdale Quarter, our goal in 2013 is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the project. In addition to retail, a portion of Phase III of Scottsdale Quarter could be developed for various uses including residential, lodging, or office. A portion of the Phase III real estate is in contract with plans to develop luxury apartment units on the north parcel of the land. The contract is subject to completion of due diligence and is expected to close in 2013.

We also continue to actively pursue a variety of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended March 31, 2013 were $453, compared to $414 for the twelve month period ended March 31, 2012.  Mall Store Sales include only those stores open for the twelve months ended March 31, 2013 and 2012.

Property Occupancy

Occupied space at our Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more, and non-anchor occupancy is for stores of less than 20,000 square feet and outparcels.

Portfolio occupancy statistics, by Property type, are summarized below:

	Occupancy (1)
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012

Total Occupancy
Core Malls (2)	94.2%	95.3%	94.7%	93.6%	93.8%
Mall Portfolio – Excluding Joint Ventures	93.8%	94.9%	94.2%	92.9%	92.9%
Total Community Center Portfolio	91.1%	93.4%	94.6%	88.9%	90.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture Malls.

Leasing Results

We evaluate our leasing results by anchor and non-anchor, as well as new deals versus renewals of existing tenants' leases. Anchor stores are those stores of 20,000 square feet or more, and non-anchor stores are stores that are less than 20,000 square feet and outparcels. We report our leasing results for the leases we refer to as permanent leases, which exclude our specialty tenant activity that has a shorter term in nature. Permanent leases have terms in excess of 35 months, while specialty deals have terms ranging from 13 - 35 months. The tenant allowances on the permanent leasing deals signed in 2013 are in-line with historical levels and typically have a reimbursement time horizon of 12-24 months based upon the base rent amount in the respective lease.

The following table summarizes our new and renewal leasing activity for the three months ending March 31, 2013:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	30,625	30,659	61,284	$8.42	$7.67	$8.05
Mall non-anchors	39,886	205,033	244,919	$29.24	$24.24	$25.16

The following table summarizes the new and renewal lease activity, and the comparative prior rents, for the three months ended March 31, 2013, for only those leases where the space was occupied in the previous 24 months:

	GLA Analysis					Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	30,659	30,659	$—	$—	$7.67	$7.67	$7.67	$7.67	—%
Mall non-anchors	19,437	97,083	116,520	$40.05	$29.21	$28.22	$26.22	$30.20	$26.72	13%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2013, approximately 90.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.6 years and a weighted-average interest rate of approximately 5.0%.  At December 31, 2012, approximately 89.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years, and a weighted-average interest rate of approximately 5.2%.  The remainder of our debt at March 31, 2013 and December 31, 2012 bears interest at variable rates with weighted-average interest rates of approximately 3.2% and 3.1%, respectively.

At March 31, 2013, the fair value of our debt (excluding borrowings under our Credit Facility) was $1,560.7 million, compared to its carrying amount of $1,519.7 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at March 31, 2013, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.4 million per year.  Also, the fair value of our debt would decrease by approximately $30.0 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $294,000 per year and increase the fair value of our debt by approximately $32.2 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to the current LIBOR rate, which was 0.20% as of March 31, 2013. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first quarter of 2013 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.168
Fourth Amended and Restated Credit Agreement, dated as of February 20, 2013, among Glimcher Properties Limited Partnership, KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, The Huntington National Bank, PNC Bank National Association, Raymond James Bank, N.A., Goldman Sachs Bank USA, and Fifth Third Bank.

10.169	Amended and Restated Parent Guaranty, dated as of February 20, 2013, by Glimcher Realty Trust and Glimcher Properties Corporation in favor of KeyBank National Association.
10.170	Amended and Restated Subsidiary Guaranty (Form of Agreement Relating to 4th Amended and Restated Credit Agreement).
10.171
Secured Line of Credit Loan Agreement, dated as of February 20, 2013, among Glimcher Properties Limited Partnership, KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, The Huntington National Bank, PNC Bank National Association, Raymond James Bank, N.A., Goldman Sachs Bank USA, and Fifth Third Bank.

10.172	Parent Guaranty, dated as of February 20, 2013, by Glimcher Realty Trust and Glimcher Properties Corporation in favor of KeyBank National Association.
10.173
Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 11, 2013, by PFP Columbus II, LLC for the benefit of Teachers Insurance and Annuity Association of America.

10.174	Promissory Note, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America.
10.175	Assignment of Leases and Rents, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America.
10.176	Environmental Indemnity, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America.
10.177	Guaranty of Borrower's Recourse Liabilities, dated February 11, 2013, by Glimcher Properties Limited Partnership in favor of Teachers Insurance and Annuity Association of America.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:    April 26, 2013