Form 10-Q
period 2013-06-30
GLIMCHER REALTY TRUST
filed 2013-07-23
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, there were 145,039,196 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS	June 30, 2013 (unaudited)	December 31, 2012
Investment in real estate:
Land	$394,451	$338,543
Buildings, improvements and equipment	2,592,069	2,361,077
Developments in progress	105,471	75,748
	3,091,991	2,775,368
Less accumulated depreciation	749,552	710,042
Property and equipment, net	2,342,439	2,065,326
Deferred costs, net	31,642	30,944
Real estate asset held-for-sale	—	4,056
Investment in and advances to unconsolidated real estate entities	71,781	86,702
Investment in real estate, net	2,445,862	2,187,028

Cash and cash equivalents	19,625	17,489
Restricted cash	31,488	22,043
Tenant accounts receivable, net	32,154	31,793
Deferred expenses, net	16,561	17,642
Prepaid and other assets	51,705	53,412
Total assets	$2,597,395	$2,329,407
LIABILITIES AND EQUITY
Mortgage notes payable	$1,630,438	$1,399,774
Notes payable	95,000	85,000
Other liabilities associated with asset held-for-sale	—	132
Accounts payable and accrued expenses	122,395	112,630
Distributions payable	20,369	20,314
Total liabilities	1,868,202	1,617,850
Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,700,000 and 8,300,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	109,868	192,412
Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 3,800,000 shares issued and outstanding as of June 30, 2013	91,614	—
Common Shares of Beneficial Interest, $0.01 par value, 144,934,084 and 143,089,670 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,449	1,431
Additional paid-in capital	1,285,504	1,264,104
Distributions in excess of accumulated earnings	(866,432)	(853,530)
Accumulated other comprehensive loss	(1,051)	(1,284)
Total Glimcher Realty Trust shareholders’ equity	717,418	699,599
Noncontrolling interests	11,775	11,958
Total equity	729,193	711,557
Total liabilities and equity	$2,597,395	$2,329,407

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2013	2012
Revenues:
Minimum rents	$58,291	$46,926
Percentage rents	2,099	1,771
Tenant reimbursements	26,755	22,653
Other revenues	9,534	5,721
Total revenues	96,679	77,071
Expenses:
Property operating expenses	19,066	16,680
Real estate taxes	11,534	9,439
Provision for doubtful accounts	742	564
Other operating expenses	8,655	6,820
Depreciation and amortization	26,588	22,362
General and administrative	6,943	6,032
Total expenses	73,528	61,897

Operating income	23,151	15,174
Interest income	6	63
Interest expense	18,561	17,377
Gain on remeasurement of equity method investments	19,227	25,068
Equity in income (loss) of unconsolidated real estate entities, net	12,990	(1,111)
Income from continuing operations	36,813	21,817
Discontinued operations:
Income from operations	168	97
Net income	36,981	21,914
Add: allocation to noncontrolling interests	(438)	(274)
Net income attributable to Glimcher Realty Trust	36,543	21,640
Less: Preferred share dividends	6,467	6,137
Less: Write-off related to preferred share redemption	160	—
Net income available to common shareholders	$29,916	$15,503
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.21	$0.11
Discontinued operations	$0.00	$0.00
Net income available to common shareholders	$0.21	$0.11

EPS (diluted):
Continuing operations	$0.20	$0.11
Discontinued operations	$0.00	$0.00
Net income available to common shareholders	$0.21	$0.11
Weighted average common shares outstanding	144,532	139,832
Weighted average common shares and common share equivalents outstanding	147,420	142,833

Net income	$36,981	$21,914
Other comprehensive income (loss) on derivative instruments, net	183	(539)
Comprehensive income	37,164	21,375
Comprehensive (income) loss attributable to noncontrolling interests	(3)	9
Comprehensive income attributable to Glimcher Realty Trust	$37,161	$21,384

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2013	2012
Revenues:
Minimum rents	$113,147	$89,676
Percentage rents	3,980	3,153
Tenant reimbursements	52,633	43,098
Other revenues	17,966	10,972
Total revenues	187,726	146,899
Expenses:
Property operating expenses	37,999	31,141
Real estate taxes	21,764	18,281
Provision for doubtful accounts	1,707	4,706
Other operating expenses	16,202	9,485
Depreciation and amortization	53,376	41,918
General and administrative	13,793	11,529
Total expenses	144,841	117,060

Operating income	42,885	29,839
Interest income	10	65
Interest expense	37,306	34,065
Gain on remeasurement of equity method investments	19,227	25,068
Equity in income (loss) of unconsolidated real estate entities, net	13,311	(4,585)
Income from continuing operations	38,127	16,322
Discontinued operations:
Income from operations	275	110
Net income	38,402	16,432
Add: allocation to noncontrolling interests	(345)	(11)
Net income attributable to Glimcher Realty Trust	38,057	16,421
Less: Preferred share dividends	12,626	12,274
Less: Write-off related to preferred share redemption	9,426	—
Net income available to common shareholders	$16,005	$4,147
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.11	$0.03
Discontinued operations	$0.00	$0.00
Net income available to common shareholders	$0.11	$0.03

EPS (diluted):
Continuing operations	$0.11	$0.03
Discontinued operations	$0.00	$0.00
Net income available to common shareholders	$0.11	$0.03
Weighted average common shares outstanding	143,973	128,675
Weighted average common shares and common share equivalents outstanding	146,865	131,763

Net income	$38,402	$16,432
Other comprehensive income (loss) on derivative instruments, net	237	(572)
Comprehensive income	38,639	15,860
Comprehensive (income) loss attributable to noncontrolling interests	(4)	10
Comprehensive income attributable to Glimcher Realty Trust	$38,635	$15,870

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2013
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interests	Total
Balance, December 31, 2012	$192,412	$96,466	$—	143,089,670	$1,431	$1,264,104	$(853,530)	$(1,284)	$11,958	$711,557
Distributions declared, $0.20 per share							(28,907)		(452)	(29,359)
Distribution reinvestment and share purchase plan				4,861	—	41				41
Exercise of stock options				142,214	1	806				807
Restricted stock grant				194,391	2	(2)				—
OP unit conversion				98,048	1	(1)				—
Amortization of performance shares						613				613
Amortization of restricted stock						1,474				1,474
Preferred stock dividends							(12,626)			(12,626)
Net income							38,057		345	38,402
Other comprehensive income on derivative instruments								233	4	237
Stock option expense						518				518
Issuances of common stock				1,404,900	14	16,424				16,438
Issuance of Series I Cumulative Preferred Shares			95,000							95,000
Redemption of Cumulative Preferred Shares	(90,000)									(90,000)
Preferred and common stock issuance costs			(3,386)			(523)				(3,909)
Write-off related to preferred share redemption	7,456					1,970	(9,426)			—
Transfer to noncontrolling interest in partnership						80			(80)	—
Balance, June 30, 2013	$109,868	$96,466	$91,614	144,934,084	$1,449	$1,285,504	$(866,432)	$(1,051)	$11,775	$729,193

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$38,402	$16,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,542	4,836
Depreciation and amortization	53,376	41,938
Amortization of financing costs	1,859	1,883
Equity in (income) loss of unconsolidated real estate entities, net	(13,311)	4,585
Distributions from unconsolidated real estate entities	35	1,243
Discontinued development costs charged to expense	122	3,348
Gain on sale of outparcels	(851)	(561)
Gain on remeasurement of equity method investments	(19,227)	(25,068)
Stock compensation expense	2,605	1,172
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(2,104)	(2,630)
Prepaid and other assets	2,053	511
Accounts payable and accrued expenses	(8,167)	(3,192)
Net cash provided by operating activities	56,334	44,497
Cash flows from investing activities:
Additions to development projects	(1,430)	(5,618)
Additions to redevelopment and renovation projects	(25,443)	(5,930)
Other capital additions	(13,672)	(15,409)
Acquisition of properties	(139,462)	(239,326)
Proceeds from sale of outparcels	7,455	710
(Additions to) withdrawals from restricted cash	(2,533)	7,270
Additions to deferred costs and other	(2,127)	(2,624)
Distributions from unconsolidated real estate entities	25,496	5,200
Net cash used in investing activities	(151,716)	(255,727)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	10,000	55,000
Payments of deferred financing costs, net	(688)	(1,526)
Proceeds from issuance of mortgages and other notes payable	340,000	77,000
Principal payments on mortgages and other notes payable	(228,240)	(95,384)
Net proceeds from issuance of common shares	15,915	220,710
Net proceeds from issuance of preferred shares	91,614	—
Redemption of preferred shares	(90,000)	—
Proceeds received from dividend reinvestment and exercise of stock options	848	192
Cash distributions	(41,931)	(38,367)
Net cash provided by financing activities	97,518	217,625
Net change in cash and cash equivalents	2,136	6,395
Cash and cash equivalents, at beginning of year	17,489	8,876
Cash and cash equivalents, at end of period	$19,625	$15,271

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At June 30, 2013, GRT both owned material interests in and managed 27 Properties (25 wholly-owned and two partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”).  As of June 30, 2013, GRT was a limited partner in GPLP with a 98.4% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing, and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity, and Consolidated Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

No material subsequent events have occurred since June 30, 2013 that require disclosure in these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

The notes to the consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K provide a detailed discussion of its critical accounting policies. There have been no material changes to these policies as of June 30, 2013.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the six months ended June 30, 2013 accounted for changes in the following areas: a) investment in real estate - $130,082, b) investment in and advances to unconsolidated real estate entities - $(2,700), c) restricted cash - $6,913, d) accounts receivable - $(201), e) deferred costs - $2,394, f) prepaid and other assets - $457, g) mortgage notes payable - $(118,904), h) accounts payable and accrued expenses - $(17,807), and i) accumulated other comprehensive loss - $(234).

Share distributions of $14,493 and $14,306 were declared, but not paid, as of June 30, 2013 and December 31, 2012, respectively.  Operating Partnership distributions of $221 and $231 were declared, but not paid as of June 30, 2013 and December 31, 2012, respectively.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $2,387 and $4,215 were declared, but not paid, as of June 30, 2013 and December 31, 2012, respectively. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Shares”) of $1,875 were declared, but not paid, as of June 30, 2013 and December 31, 2012, $1,562 of which relates to the three months ended June 30, 2013 and December 31, 2012. The Company also accrued $1,706 of distributions as of June 30, 2013 for its 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) that were issued on March 27, 2013.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Comprehensive Income required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2013 presentation.

3.	Real Estate Asset Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or their fair value less costs to sell.  During the three months ended June 30, 2013, the Company sold a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio for $4,435. This land was classified as held-for-sale as of December 31, 2012.

	June 30, 2013	December 31, 2012
Real estate asset held-for-sale	$—	$4,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in Joint Ventures – Consolidated

As of June 30, 2013, the Company has an interest in two consolidated joint ventures. Each qualifies as a VIE under ASC Topic 810 and the Company is the primary beneficiary of both of these joint ventures.

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property underlying the community shopping center. The Surprise Venture owns and operates Town Square at Surprise (“Surprise”), a community shopping center located in Surprise, Arizona.

During the six months ended June 30, 2013, the Surprise Venture sold to an unaffiliated third party a 5,000 square foot outparcel for $3,320 and is recorded as "Other revenues" in the Consolidated Statements of Comprehensive Income. The proceeds from this sale were used to reduce both the mortgage note payable balance on Surprise as well as the loan made to the Surprise Venture by GPLP. As of June 30, 2013, GPLP has an outstanding loan to the Surprise Venture of $450 which eliminates in consolidation.

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

The Company did not provide any additional financial support to the VBF Venture during the six months ended June 30, 2013.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of both the Surprise Venture and the VBF Venture at June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
Investment in real estate, net	$5,707	$8,513
Total assets	$5,751	$8,699
Mortgage note payable	$1,361	$3,592
Total liabilities	$1,534	$3,755

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment in material unconsolidated real estate entities at June 30, 2013 consisted of investments in two separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consisted of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group ("Blackstone") that owned and operated both Lloyd Center ("Lloyd"), located in Portland, Oregon, and WestShore Plaza ("WestShore"), located in Tampa, Florida.

On June 11, 2013, the Blackstone Joint Venture sold Lloyd for a combined sales price of $188,250 to two separate parties and recorded a gain on the sale in the amount of $15,254.

On June 25, 2013, a GRT affiliate purchased the remaining 60% ownership interest in WestShore from affiliates of Blackstone (the "WestShore Acquisition"). The details of this transaction are discussed in Note 18 - "Acquisition of Properties."

•	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, currently owns and operates one mall Property - Puente Hills Mall ("Puente") located in City of Industry, California.

The ORC Venture formerly owned and operated Tulsa Promenade ("Tulsa") located in Tulsa, Oklahoma, which was sold on June 28, 2013 for $12,300 which is an amount less than its carrying value. The ORC Venture recorded a loss on the disposal of the asset of $2,889 and a gain on the extinguishment of related debt of $13,250. The note payable due to GPLP was written off by both the ORC Venture and GPLP without any net financial impact to the consolidated financial statements of the Company for the three and six months ended June 30, 2013.

Individual agreements specify which services the Company is to provide to each Venture. The Company, primarily through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to each Venture described above.  The Company recognized fee and service income of $1,893 and $2,075 for the three months ended June 30, 2013 and 2012, respectively, and fee and service income of $3,720 and $4,252 for the six months ended June 30, 2013 and 2012, respectively.

With the sale of Lloyd on June 11, 2013, the results of operations for Lloyd are only included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2012 through June 10, 2013.

With the purchase of Blackstone's 60% interest in WestShore by the Company on June 25, 2013, the results of operations for WestShore are only included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2012 through June 24, 2013.

With the sale of Tulsa on June 28, 2013, the results of operations for Tulsa are only included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2012 through June 27, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

	For the Three Months Ended June 30,
Combined Statements of Operations	2013	2012
Total revenues	$17,595	$23,625
Operating expenses	8,477	11,838
Depreciation and amortization	4,747	6,326
Impairment loss (1)	—	3,100
Operating income	4,371	2,361
Gain on sale of properties, net (2)	12,365	—
Gain on debt extinguishment	13,250	—
Other expenses, net	46	70
Interest expense, net	3,592	4,463
Net income (loss)	26,348	(2,172)
Preferred dividend	4	8
Net income (loss) from the Company’s unconsolidated real estate entities	$26,344	$(2,180)
GPLP’s share of income (loss) from all unconsolidated real estate entities	$12,990	$(1,111)

	For the Six Months Ended June 30,
Combined Statements of Operations	2013	2012
Total revenues	$36,779	$54,196
Operating expenses	17,616	26,998
Depreciation and amortization	10,023	15,586
Impairment loss (1)	—	10,662
Operating income	9,140	950
Gain on sale of properties, net (2)	12,365	—
Gain on debt extinguishment	13,250	—
Other expenses, net	133	230
Interest expense, net	7,579	10,156
Net income (loss)	27,043	(9,436)
Preferred dividend	12	16
Net income (loss) from the Company’s unconsolidated real estate entities	$27,031	$(9,452)
GPLP’s share of income (loss) from all unconsolidated real estate entities	$13,311	$(4,585)

(1)
This amount for the three months ended June 30, 2012, relates to a $3,100 impairment loss that the Surprise Venture recorded on Surprise based upon its best estimate of the future use of the Property. The impairment loss for the six months ended June 30, 2012, also includes a $7,562 impairment loss that the ORC Venture recorded when it reduced the carrying value of Tulsa in connection with its quarterly impairment evaluation.

(2)	This amount includes a $15,254 gain recorded by the Blackstone Venture associated with the sale of Lloyd and a $2,889 loss recorded by the ORC Venture associated with the sale of Tulsa.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	June 30, 2013	December 31, 2012
Billed receivables	$6,337	$6,219
Straight-line receivables	22,174	20,129
Unbilled receivables	9,056	10,146
Less: allowance for doubtful accounts	(5,413)	(4,701)
Tenant accounts receivable, net	$32,154	$31,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of June 30, 2013 and December 31, 2012 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2013	2012	2013	2012
Fixed Rate:
JG Elizabeth, LLC	$138,607	$140,409	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	96,090	97,285	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	52,323	53,018	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	54,849	55,205	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	67,223	67,778	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	175,000	175,000	4.60%	4.60%		(m)	$169,327	November 1, 2015
RVM Glimcher, LLC	46,995	47,378	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	40,472	40,791	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	53,257	53,573	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	43,437	43,730	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	40,901	41,223	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	—	3.90%	—		(f)	$203,576	March 1, 2025
Leawood TCP, LLC	75,472	76,057	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	37,629	37,948	4.25%	4.25%		(a)	$25,820	(j)
UPV Glimcher, LP	55,000	—	3.85%	—		(g)	$45,977	May 1, 2028
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,363,255	1,090,395
Variable Rate:
SDQ III Fee, LLC	12,930	12,930	3.10%	3.11%	(l)	(b)	$12,930	December 1, 2013
Surprise Peripheral Venture, LLC	1,361	3,592	5.50%	5.50%	(p)	(a)	$1,268	December 31, 2014
Kierland Crossing, LLC	130,000	130,000	3.28%	3.28%	(h)	(b)	$130,000	(n)
Glimcher Westshore, LLC	99,600	—	2.80%	—	(q)	(b)	$99,600	(s)
Glimcher Westshore Mezz, LLC	20,000	—	8.00%	—	(r)	(b)	$20,000	(s)
	263,891	146,522
Other:
Fair value adjustments	3,292	3,988
Extinguished debt	—	158,869		(o)
Mortgage Notes Payable	$1,630,438	$1,399,774

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are required.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at June 30, 2013 and December 31, 2012, and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Town Center Plaza and Town Center Crossing are cross-collateralized and have a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of The Outlet Collection TM | Jersey Gardens site. Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rate of LIBOR plus 2.90%.

(m)	The loan requires monthly payments of interest only until November 2013. Thereafter, monthly payments of principal and interest are required.

(n)	The loan matures May 22, 2015; however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(o)	Interest rates ranging from 3.71% to 5.24% at December 31, 2012.

(p)	Interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(q)	Interest rate is the greater of 2.80% or LIBOR plus 2.30%. The rate has been capped at 6.30%

(r)	Interest rate is the greater of 8.00% or LIBOR plus 7.50%. The rate has been capped at 11.50%

(s)	The loan matures October 1, 2015; however, the loan may be extended for two years subject to payment of certain loan extension fees and satisfaction of other conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $2,118,920 and $1,812,056 at June 30, 2013 and December 31, 2012, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company's affiliate borrowers are in compliance with all covenants as of June 30, 2013.  Additionally, $161,930 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of The Outlet Collection  TM | Jersey Gardens ("Jersey Gardens"), have been guaranteed by GRT as of June 30, 2013.

8.	Notes Payable

On February 20, 2013, GPLP closed on a modification and extension of its $250,000 corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the $250,000 secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the credit facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017 with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of June 30, 2013 is LIBOR plus 1.95% per annum. GPLP may increase the total borrowing availability to $400,000 through an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of June 30, 2013.

Simultaneous with the closing of the Credit Facility, GPLP closed on a fully funded secured credit facility in the amount of $45,000 (the “Secured Facility”). The maturity date for the Secured Facility is the earlier of: (i) May 19, 2014 or (ii) the date of repayment of all or any part of the existing mortgage loan secured by Jersey Gardens. GPLP will make interest only payments during the term of the Secured Facility. The interest rate for the Secured Facility is LIBOR plus 2.50% per annum. GPLP is able to make optional prepayments of outstanding principal under the Secured Facility subject to certain conditions. Collateral for the Secured Facility consists of the collateral assignment of membership interests in three limited liability companies and of the partnership interest in one limited partnership, all four of which are affiliates of GPLP and that separately hold title to four different Properties. At June 30, 2013, the outstanding balance on the Secured Facility was $45,000 and the average interest rate on the outstanding balance was 2.69% per annum.

At June 30, 2013, the availability level on the Credit Facility was $193,291 and the outstanding balance was $50,000.  Additionally, $4,245 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2013, the unused balance of the Credit Facility available to the Company was $139,046 and the average interest rate on the outstanding balance was 2.14% per annum.

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

On March 27, 2013, GRT completed a $90,000 public offering of 3,600,000 of its Series I Preferred Shares. GRT also granted to the underwriters an over-allotment option to purchase up to 400,000 additional Series I Preferred Shares within 30 days. On April 4, 2013, the underwriters partially exercised this over-allotment option and purchased 200,000 Series I Preferred Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $91,614, including net proceeds of $4,843 from the over-allotment.

On April 29, 2013, the Company redeemed 3,600,000 of its Series G Preferred Shares outstanding at $25.00 per share, plus accumulated and unpaid distributions for a total of $90,569 using net proceeds from the Series I Preferred Share offering. In connection with this redemption, the Company used the catch-up method to accrete the excess of the scheduled call price over the carrying value, which includes previously incurred issuance costs, resulting in a charge of $160 and $9,426 for the three and six months ended June 30, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On May 10, 2013, we filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the SEC registering debt securities, preferred shares, depository shares, common shares of beneficial interest ("Common Stock", "Common Shares"), equity warrants, units, rights (to purchase our common shares, preferred shares and other securities), purchase contracts, and any combination of the foregoing. The New Shelf replaces the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. The New Shelf has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, common shares of beneficial interest with an aggregate sales price of up to $215,000. The 2013 Program replaces the prior $200,000 continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and together with the 2013 Program, the “GRT ATM Program”). During the six months ended June 30, 2013, GRT issued 1,404,900 Common Shares under the GRT ATM Program at a weighted average issue price of $11.70 per Common Share, generating net proceeds of $15,915 after deducting $523 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of June 30, 2013, GRT had $210,297 available for issuance under the GRT ATM Program. In addition, GRT sold 99,600 Common Shares during June 2013 which generated net proceeds of $1,074 upon issuance in July 2013.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had $10 and $0 of hedge ineffectiveness in earnings during the three and six months ended June 30, 2013 and 2012, respectively.

On June 25, 2013, the Company completed the WestShore Acquisition. As a result of the consolidation, the cash flow hedges associated with the WestShore debt are now included in the consolidated financial statements.

Amounts reported in OCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $416 will be reclassified as an increase to interest expense.

As of June 30, 2013, the Company had three outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $227,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:

	Liability Derivatives
	As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable and Accrued Expenses	$526	Accounts Payable and Accrued Expenses	$813

The derivative instruments were reported at their fair value of $526 and $813 in "Accounts payable and accrued expenses" at June 30, 2013 and December 31, 2012, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2013	2012		2013	2012		2013	2012
Interest Rate Products	$62	$(569)	Interest expense	$(121)	$(30)	Interest expense	$10	$—

During the three months ended June 30, 2013, the Company recognized other comprehensive income of $183, to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2013, net of $121 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $3 of OCL to noncontrolling interest during the three months ended June 30, 2013.

During the three months ended June 30, 2012, the Company recognized other comprehensive income of $(539) to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2012, net of $30 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(9) of OCL to noncontrolling interest during the three months ended June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2013 and 2012:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2013	2012		2013	2012		2013	2012
Interest Rate Products	$5	$(645)	Interest expense	$(232)	$(73)	Interest expense	$10	$—

During the six months ended June 30, 2013, the Company recognized other comprehensive income of $237, to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2013, net of $232 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $4 of OCL to noncontrolling interest during the six months ended June 30, 2013.

During the six months ended June 30, 2012, the Company recognized other comprehensive income of $(572) to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2012, net of $73 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(10) of other comprehensive income to noncontrolling interest during the six months ended June 30, 2012.

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

As of June 30, 2013, the fair value of derivatives in a net liability position, plus accrued interest and excludes any adjustment for nonperformance risk, related to these agreements was $578. As of June 30, 2013, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $578.

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

Derivative financial instruments

Currently, the Company uses interest rate swaps and caps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. Based on these inputs the Company has determined that its interest rate swap and cap valuations are classified within Level 2 of the fair value hierarchy.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

During the year ended December 31, 2012, based upon management's estimated future plans for Eastland Mall ("Eastland") and in accordance with ASC Topic 360 - "Property, Plant, and Equipment", the Company reduced the carrying value of the Property to its estimated net realizable value and recorded an $18,477 impairment loss. The Company valued the Property using an independent appraisal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the Company's assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Liabilities:
Derivative instruments, net	$—	$526	$—	$526

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment in real estate, net	$—	$—	$25,500	$25,500
Liabilities:
Derivative instruments, net	$—	$813	$—	$813

12.	Stock-Based Compensation

Restricted Common Shares

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”) and, commencing during the three month period ending June 30, 2012, the GRT 2012 Incentive Compensation Plan (the "2012 Plan"). Restricted Common Shares issued to GRT's senior executive officers primarily vest in one-third installments over a period of five years beginning on the third anniversary of the grant date. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. During the six months ended June 30, 2013, the Company granted 194,391 restricted Common Shares. Of this amount, 159,750 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date and 34,641 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date.

The compensation expense for all restricted Common Shares was $767 and $319 for the three months ended June 30, 2013 and 2012, respectively, and $1,474 and $583 for the six months ended June 30, 2013 and 2012, respectively. The amount of compensation expense related to unvested restricted Common Shares that the Company expects to expense in future periods, over a weighted average period of 4.0 years, is $11,766 as of June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the six months ended June 30, 2013 and 2012, the Company issued 314,500 and 297,000 options, respectively. The fair value of each option granted in 2013 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 0.75%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 52.8%. The weighted average fair value of options issued during the six months ended June 30, 2013 was $4.58 per share. Compensation expense recorded for the Company’s share option plans was $274 and $194 for the three months ended June 30, 2013 and 2012, respectively, and $518 and $327 for the six months ended June 30, 2013 and 2012, respectively.

Performance Shares

During the six months ended June 30, 2013, GRT allocated 154,819 performance shares to its senior executive officers under the 2012 Plan. Under the terms of the award agreement for each respective grant, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2013 to December 31, 2015 (the “2013 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented REITs.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the 2013 Performance Period. The fair value of the performance shares allocated under the 2012 Plan was determined to be $12.51 per share for a total compensation amount of $1,937 to be recognized over the 2013 Performance Period.

The amount of compensation expense related to all outstanding performance shares was $366 and $183 for the three months ended June 30, 2013 and 2012, respectively, and $613 and $262 for the six months ended June 30, 2013 and 2012, respectively.

13.	Commitments and Contingencies

At June 30, 2013, there were 2.2 million Operating Partnership units ("OP Units") outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash for each OP unit at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2013 is $23,227 based upon a per unit value of $10.51 at June 30, 2013 (based upon a five-day average closing price of the Common Stock from June 21, 2013 to June 27, 2013).

The Company has provided a limited guarantee of franchise tax payments to be received by the city of Elizabeth, New Jersey until franchise tax payments achieve $5,600 annually.  Through June 30, 2013, the Company has made $17,560 in payments under this guarantee agreement. During 2010, the Company was relieved from its limited guarantee of franchise taxes. The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2.00% per annum.  The reimbursement will occur from any excess assessments collected by the city above specified annual levels over the franchise assessment period of 30 years. Fifty percent of excess taxes collected over the $5,600 annual threshold will be paid by the city to the Company each year that the taxes collected exceed the threshold, until such time that the Company has recovered all previous guaranty payments plus LIBOR plus 2.00% per annum or the end of the franchise period is reached. As of June 30, 2013, no payment is due from the city as the threshold amount has not yet been achieved. Based upon projected franchise tax collections during the guarantee period, the Company expects to recover at least $15,032 before the guarantee period ends in 2030.  Accordingly, this $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended June 30,
	2013			2012
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$36,813			$21,817
Less: preferred stock dividends	(6,467)			(6,137)
Less: preferred stock redemption costs	(160)			—
Noncontrolling interest adjustments (1)	(435)			(272)
Income from continuing operations	$29,751	144,532	$0.21	$15,408	139,832	$0.11

Income from discontinued operations	$168			$97
Noncontrolling interest adjustments (1)	(3)			(2)
Income from discontinued operations	$165	144,532	$0.00	$95	139,832	$0.00
Net income available to common shareholders	$29,916	144,532	$0.21	$15,503	139,832	$0.11
Diluted EPS:
Income from continuing operations	$36,813	144,532		$21,817	139,832
Less: preferred stock dividends	(6,467)			(6,137)
Less: preferred stock redemption costs	(160)			—
Non controlling interest adjustments (2)	15			—
Operating partnership units		2,228			2,492
Options / performance shares		660			509
Income from continuing operations	$30,201	147,420	$0.20	$15,680	142,833	$0.11
Income from discontinued operations	$168	147,420	$0.00	$97	142,833	$0.00
Net income available to common shareholders before operating partnership noncontrolling interest	$30,369	147,420	$0.21	$15,777	142,833	$0.11

	For the Six Months Ended June 30,
	2013			2012
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$38,127			$16,322
Less: preferred stock dividends	(12,626)			(12,274)
Less: preferred stock redemption costs	(9,426)			—
Noncontrolling interest adjustments (1)	(341)			(9)
Income from continuing operations	$15,734	143,973	$0.11	$4,039	128,675	$0.03

Income from discontinued operations	$275			$110
Noncontrolling interest adjustments (1)	(4)			(2)
Income from discontinued operations	$271	143,973	$0.00	$108	128,675	$0.00
Net income available to common shareholders	$16,005	143,973	$0.11	$4,147	128,675	$0.03
Diluted EPS:
Income from continuing operations	$38,127	143,973		$16,322	128,675
Less: preferred stock dividends	(12,626)			(12,274)
Less: preferred stock redemption costs	(9,426)			—
Non controlling interest adjustments (2)	(114)			—
Operating partnership units		2,268			2,623
Options / performance shares		624			465
Income from continuing operations	$15,961	146,865	$0.11	$4,048	131,763	$0.03
Income from discontinued operations	$275	146,865	$0.00	$110	131,763	$0.00
Net income available to common shareholders before operating partnership noncontrolling interest	$16,236	146,865	$0.11	$4,158	131,763	$0.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of earnings per share.

(2)	Amount represents the noncontrolling interest expense associated with consolidated joint ventures.

Stock options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options as of June 30, 2013 and 2012 was 1,094 and 1,330, respectively. GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance. These shares are considered participating securities and are included in the weighted average outstanding share amounts.

15.	Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Comprehensive Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended June 30,
	2013	2012
Revenues	$113	$255
Other income (expense)	55	(158)
Net income from discontinued operations	$168	$97

	For the Six Months Ended June 30,
	2013	2012
Revenues	$136	$362
Other income (expense)	139	(253)
Operating income	275	109
Interest income	—	1
Net income from discontinued operations	$275	$110

16.	Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of June 30, 2013, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland and Polaris Fashion Place, both located in Columbus, Ohio, Merritt Square Mall located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge Center ("Pearlridge"), located in Aiea, Hawaii, and Malibu Lumber Yard ("Malibu"), located in Malibu, California. Also, on January 7, 2013, the Company purchased University Park Village ("University Park"), an approximate 173,220 square foot open-air center located in Fort Worth, Texas, for $105,000. On June 25, 2013, the Company acquired the remaining 60% ownership interest in WestShore, and the entire asset is now consolidated for reporting purposes in the Consolidated Balance Sheet at June 30, 2013.

The intangibles associated with University Park and WestShore are based upon management's best available information at the time of the preparation of the financial statements contained herein. However, the business acquisition accounting for these Properties is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $15,721 in which the Company is the lessor, a liability for acquired below-market leases of $67,207 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases of $62,991.

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

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $1,404 and $284 for the three months ended June 30, 2013 and 2012, respectively, and $3,107 and $777 for the six months ended June 30, 2013 and 2012, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of June 30, 2013 and December 31, 2012:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	June 30, 2013	December 31, 2012
Above-Market Leases - Company is lessor	Prepaid and other assets	7.7	$10,591	$9,224
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	11.4	$48,571	$43,040
Below-Market Lease - Company is lessee	Prepaid and other assets	30.5	$11,152	$11,764
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	49.5	$7,585	$7,808
Tenant Relationships	Prepaid and other assets	3.5	$724	$827
In-Place Leases	Building, improvements, and equipment	6.7	$44,732	$34,601

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.00% to 6.00% per annum at June 30, 2013 and December 31, 2012), the fair value of GRT's mortgage notes payable is estimated at $1,641,349 and $1,433,470 at June 30, 2013 and December 31, 2012, respectively, compared to its carrying amounts of $1,630,438 and $1,399,774, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

18.	Acquisition of Properties

On June 25, 2013, the Company purchased the remaining 60% indirect ownership interest in WestShore from an affiliate of Blackstone. The purchase price amounted to $111,760, which included the assumption of Blackstone's pro-rata share of the $119,600 mortgage debt encumbering WestShore, which remained in place after the closing, and a cash payment of $40,000. The Company determined that the purchase price represented the fair value of the additional ownership interest in WestShore that was acquired. As required for an acquisition achieved in stages, the Company re-measured its previously held 40% interest in WestShore, which had a recorded value of $7,440 at the date of acquisition. This recorded value was adjusted to fair value which resulted in a recognized gain of $19,227 and is reflected as a “Gain on remeasurement of equity method investments” in the Consolidated Statement of Comprehensive Income.

As of June 30, 2013, the Company has estimated the purchase price allocations for University Park and WestShore based upon management's best available information at the time of the preparation of the financial statements contained herein. Items such as land, building, improvements and equipment, deferred costs, above/below-market lease intangibles, and in-place lease intangibles were recorded at their provisional amounts. The Company is in the process of obtaining third party valuations for the fair value of these items which were not complete by the time the Company issued its financial statements for the three and six months ended June 30, 2013. Therefore, the provisional measurements of fair value reflected in the financial statements contained herein are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the acquisition date.

Since their respective acquisition dates, WestShore and University Park had revenues totaling $2,629 and $2,460, respectively, and net income (loss) of $2,478 and $(296), respectively, for the three months ended June 30, 2013 and had revenues totaling $2,629 and $4,314, respectively, and net income (loss) of $2,478 and $(866), respectively, for the six months ended June 30, 2013.

The following table summarizes the cash consideration paid for WestShore and University Park and the amounts of the assets acquired and liabilities assumed at the acquisition date. The amounts listed below for land, buildings, improvements and equipment, deferred costs, prepaid and other assets, and accounts payable and accrued expenses reflect provisional amounts that will be updated as information becomes available.

	WestShore	University Park	Total
Cash consideration paid for acquisitions, net of cash received (1)	$35,480	$103,982	$139,462
Fair value of Company's interest before acquisition	$26,667	$—	$26,667
Fair value of net assets acquired	$62,147	$103,982	$166,129

Recognized amounts of identifiable assets acquired and liabilities assumed
Land	$46,309	$11,981	$58,290
Buildings, improvements and equipment	126,603	94,964	$221,567
Deferred costs	1,078	625	$1,703
Cash in escrow	6,913	—	$6,913
Tenant accounts receivable	175	(395)	$(220)
Prepaid and other assets (2)	1,830	794	$2,624
Mortgage notes payable	(119,600)	—	$(119,600)
Accounts payable and accrued expenses (3)	(1,161)	(3,987)	$(5,148)
Total amount of identifiable assets acquired and liabilities assumed	$62,147	$103,982	$166,129

(1)	Amount shown for WestShore is net of the $4,520 in cash the Company assumed upon the acquisition of WestShore.

(2)	Amount relates to above-market leases.

(3)	Amount primarily relates to below-market leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Pearlridge, University Park, and WestShore, collectively (the "Recent Acquisitions"), had occurred on January 1, 2012. Amortization of the estimated above/below-market lease intangibles and the fair value adjustment to the carrying value of the mortgages, as well as the depreciation of the buildings, improvements and equipment have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. The acquisitions of Town Center Crossing and Malibu, which both occurred during 2012, have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the Three Months Ended June 30,
	2013				2012
	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$96,679	$4,449	(1)	$101,128	$77,071	$11,174	(1)	$88,245
Net income (loss)	$36,981	$(19,940)	(2)	$17,041	$21,914	$(26,372)	(2)	$(4,458)
Net income (loss) attributable to Glimcher Realty Trust	$36,543	$(19,639)	(3)	$16,904	$21,640	$(25,918)	(3)	$(4,278)

Earnings per share - (basic) (4)	$0.21			$0.07	$0.11			$(0.07)
Earnings per share - (diluted) (4)	$0.21			$0.07	$0.11			$(0.07)

	For the Six Months Ended June 30,
	2013				2012
	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$187,726	$9,408	(1)	$197,134	$146,899	$29,764	(1)	$176,663
Net income (loss)	$38,402	$(20,321)	(2)	$18,081	$16,432	$(28,738)	(2)	$(12,306)
Net income (loss) attributable to Glimcher Realty Trust	$38,057	$(20,008)	(3)	$18,049	$16,421	$(28,166)	(3)	$(11,745)

Earnings per share - (basic) (4)	$0.11			$(0.03)	$0.03			$(0.19)
Earnings per share - (diluted) (4)	$0.11			$(0.03)	$0.03			$(0.19)

Pro-forma earnings per share, both basic and diluted, are calculated with an appropriate adjustment to noncontrolling interest expense for the difference in pro-forma income.

(1)
Represents the estimated revenues for the Recent Acquisitions which takes into consideration adjustments for fees previously earned by the Company for the management and the leasing of Pearlridge and WestShore, and the estimated amortization of above/below-market leases.

(2)
Includes the adjustments in (1) and the following adjustments: estimated above-market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, estimated depreciation expense, removal of the gains on remeasurement of equity method investment, and previously recorded Equity in income or loss of unconsolidated real estate entities.

(3)	Amount also includes the allocation to noncontrolling interests.

(4)	Calculation of earnings per share includes preferred share dividends and the write-off related to the preferred share redemption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT” or the “Company”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure or inability to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles ("GAAP") or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has a material ownership or financial interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of June 30, 2013, we owned material interests in and managed 27 Properties (25 wholly-owned and two partially owned through joint ventures) which are located in 14 states. The Properties contain an aggregate of approximately 19.1 million square feet of gross leasable area (“GLA”), of which approximately 94.7% was occupied at June 30, 2013.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,
	2013	2012
Net income available to common shareholders	$29,916	$15,503
Add back (less):
Real estate depreciation and amortization	26,025	21,855
Pro-rata share of consolidated joint venture depreciation	(18)	-
Pro-rata share of unconsolidated joint venture depreciation	1,773	2,498
Company's share of unconsolidated joint venture gain on the sale of assets, net	(5,565)	-
Pro-rata share of unconsolidated joint venture impairment loss	-	1,550
Gain on remeasurement of equity investment	(19,227)	(25,068)
Noncontrolling interest in operating partnership	453	274
Funds From Operations	$33,357	$16,612

	For the Six Months Ended June 30,
	2013	2012
Net income available to common shareholders	$16,005	$4,147
Add back (less):
Real estate depreciation and amortization	52,264	40,909
Pro-rata share of consolidated joint venture depreciation	(76)	-
Pro-rata share of unconsolidated joint venture depreciation	4,054	5,604
Company's share of unconsolidated joint venture gain on the sale of assets, net	(5,565)	-
Pro-rata share of unconsolidated joint venture impairment loss	-	5,482
Gain on remeasurement of equity investment	(19,227)	(25,068)
Noncontrolling interest in operating partnership	231	11
Funds From Operations	$47,686	$31,085

FFO increased by $16.6 million, or 53.4%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. We experienced an increase in operating income as adjusted for real estate depreciation and general and administrative expenses ("Property Operating Income") as well as a reduction in the provision for doubtful accounts. Acquisitions we made during 2012 and 2013, which include Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii that we purchased during May 2012 (the "Pearlridge Acquisition"), Town Center Crossing, an open air center located in Leawood, Kansas that we purchased during May 2012, Malibu Lumber Yard (“Malibu”), an open air center located in Malibu, California that we purchased in June 2012, and University Park Village ("University Park"), an open-air center located in Fort Worth, Texas that we purchased in January 2013, (collectively the "Acquisitions") contributed $13.0 million in Property Operating Income. Also, Scottsdale Quarter, located in Scottsdale, Arizona, and The Outlet Collection TM | Jersey Gardens ("Jersey Gardens"), located in Elizabeth, New Jersey, contributed an additional $4.5 million in Property Operating Income. We also recorded an additional $2.2 million in termination income. During the six months ended June 30, 2012, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the joint venture (the "ORC Venture") that owned Tulsa Promenade (“Tulsa”), located in Tulsa, Oklahoma, by $3.3 million that was recorded as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable. Lastly, our FFO from our unconsolidated entities was $5.3 million more for the six months ended June 30, 2013 compared to the same period in 2012. This increase can be attributed to our pro-rata share of the gain on extinguishment of debt as it relates to the Tulsa mortgage.

Offsetting these increases to FFO, we redeemed 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares") during the six months ended June 30, 2013. In connection with this redemption, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.4 million. Also, we incurred $3.2 million more in interest expense. This increase in interest expense can be primarily attributed to Pearlridge and University Park. General and administrative expenses were $2.3 million higher for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in general and administrative expenses can be attributed to increased costs relating to share-based executive compensation, increased travel, and information technology related expenses.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations. For the three and six months ended June 30, 2013, there were no discontinued operations that were comparable. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents, amortization of above/below-market intangibles, termination income, and income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another. The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Operating income (continuing operations)	$23,151	$15,174	$7,977	$42,885	$29,839	$13,046

Depreciation and amortization	26,588	22,362	4,226	53,376	41,918	11,458
General and administrative	6,943	6,032	911	13,793	11,529	2,264
Proportionate share of unconsolidated joint venture comparable NOI	2,119	7,273	(5,154)	5,690	16,224	(10,534)
Non-comparable Properties (1)	(2,625)	(3,135)	510	(5,595)	(3,583)	(2,012)
Termination and outparcel net income	(2,943)	(521)	(2,422)	(3,478)	(996)	(2,482)
Straight-line rents	(868)	(790)	(78)	(2,045)	(1,389)	(656)
Non-cash ground lease adjustments	934	—	934	1,867	—	1,867
Non-recurring, non-cash items (2)	—	—	—	—	3,322	(3,322)
Above/below-market lease amortization	(1,501)	(849)	(652)	(2,838)	(993)	(1,845)
Fee income	(973)	(1,152)	179	(1,878)	(2,400)	522
Other (3)	(52)	3,692	(3,744)	450	4,119	(3,669)
Comparable NOI	$50,773	$48,086	$2,687	$102,227	$97,590	$4,637

Comparable NOI percentage change			5.6%			4.8%

(1)	Amounts include Community Centers and non-comparable mall properties.

(2)	Amount includes write down of Tulsa note receivable.

(3)	Other adjustments include discontinued developments costs, non-property income and expenses, and other non-recurring income or expenses.

Results of Operations – Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Total revenues increased 25.4%, or $19.6 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Of this amount, minimum rents increased $11.4 million, percentage rents increased $328,000, tenant reimbursements increased $4.1 million, and other revenues increased $3.8 million.

Minimum Rents

Minimum rents increased 24.2%, or $11.4 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  During the three months ended June 30, 2013, we experienced an increase in minimum rents of $6.2 million as a result of the Acquisitions. We also received a $2.6 million increase in minimum rents from WestShore Plaza ("WestShore"), located in Tampa, Florida. During June 2013, we purchased the remaining 60% interest in this asset from our joint venture partner (the "WestShore Acquisition"). The increase in rents from WestShore was primarily driven by $2.4 million of termination income we received from a vacating anchor. The remaining increase of $2.6 million can be attributed to the remaining portfolio.

Percentage Rents

Percentage rents increased by 18.5%, or $328,000, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 18.1%, or $4.1 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Of this increase, $3.3 million can be attributed to the Acquisitions.

Other Revenues

Other revenues increased 66.6%, or $3.8 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended June 30,
	2013	2012	Inc.
License agreement income	$1,966	$1,861	$105
Outparcel sale	4,435	545	3,890
Sponsorship income	466	414	52
Fee and service income	1,893	2,075	(182)
Other	774	826	(52)
Total	$9,534	$5,721	$3,813

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended June 30, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million. During the three months ended June 30, 2012, we sold an outparcel at Grand Central Mall, located in City of Vienna, West Virginia, for $545,000. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 18.8%, or $11.6 million, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Property operating expenses increased $2.4 million, real estate taxes increased $2.1 million, the provision for doubtful accounts increased $178,000, other operating expenses increased $1.8 million, depreciation and amortization increased $4.2 million, and general and administrative costs increased $911,000.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $2.4 million, or 14.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Of this increase, $2.2 million was attributable to the Acquisitions.

Real Estate Taxes

Real estate taxes increased $2.1 million, or 22.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Of this increase, $1.7 million was attributable to the Acquisitions.

Provision for Doubtful Accounts

The provision for doubtful accounts was $742,000 for the three months ended June 30, 2013 compared to $564,000 for the three months ended June 30, 2012.  The provision represented 0.8% and 0.7% of revenue for the three months ended June 30, 2013 and 2012, respectively, and the increase primarily relates to the Acquisitions.

Other Operating Expenses

Other operating expenses are expenses that relate indirectly to the operations of the Properties. These expenses include, but are not limited to, costs related to providing services to our unconsolidated real estate entities, expenses incurred by the Company for vacant spaces, legal fees related to tenant collection matters or other tenant related litigation, and costs associated with wages and benefits related to short-term leasing. These expenses may also include costs associated with discontinued projects or sale of outparcels, as applicable.

Other operating expenses increased $1.8 million, or 26.9%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  During the three months ended June 30, 2013, we recognized $4.1 million in costs related to the sale of approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio. We also incurred an additional $1.0 million in ground lease expenses associated with Pearlridge and Malibu for the three months ended June 30, 2013, compared to the same period in the previous year. During the three months ended June 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. We did not experience any discontinued development write-offs during the three months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.2 million, or 18.9%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in depreciation expense can be primarily attributed to the Acquisitions.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to, wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $6.9 million and $6.0 million for the three months ended June 30, 2013 and 2012, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to stock-based executive compensation and increased professional fees.

Interest Income

Interest income was $6,000 for the three months ended June 30, 2013 compared with interest income of $63,000 for the three months ended June 30, 2012. The variance is due to interest income earned on the short term investment of excess proceeds from the common shares of beneficial interest ("Common Stock","Common Shares") offering that was completed in March 2012 (the"March Offering").

Interest expense

Interest expense increased 6.8%, or $1.2 million, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The summary below identifies the increase by its various components (dollars in thousands).

	For the Three Months Ended June 30,
	2013	2012	Inc. (Dec.)
Average loan balance	$1,584,783	$1,314,058	$270,725
Average rate	4.77%	5.18%	(0.41)%

Total interest	$18,899	$17,017	$1,882
Amortization of loan fees	802	898	(96)
Capitalized interest	(999)	(563)	(436)
Fair value adjustments	(348)	(127)	(221)
Other	207	152	55
Interest expense	$18,561	$17,377	$1,184

The increase in interest expense was due to an increase in the average loan balance. The average loan balance increased primarily due to the Pearlridge Acquisition in May 2012, the WestShore Acquisition in June 2013 and new mortgage loans placed on Town Center Crossing in October 2012, University Park in January 2013, Dayton Mall, located in Dayton, Ohio, in August 2012 and Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, in February 2013. These costs were partially offset by decreases in the average rate, fair value adjustments and an increase in capitalized interest.  The average rate has decreased due to the refinancing of mortgages and lower rates achieved on financing for acquired and owned Properties. Capitalized interest increased due to the ongoing redevelopment projects at Jersey Gardens and The Outlet Collection | Seattle ("Seattle"). The consolidation of Pearlridge midway through the second quarter of 2012 resulted in a larger fair value adjustment during the second quarter of 2013 as compared to the second quarter of 2012.

Gain on Remeasurement of Equity Method Investments

During the three months ended June 30, 2013 and 2012, we recorded gains of $19.2 million and $25.1 million as a result of the remeasurement of our equity investments in WestShore and Pearlridge, respectively. Both of these gains are the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net, contains results from our equity investments in Properties. Listed below are the numerous material unconsolidated real estate investments as well as the time frame that they are included in the results within "Equity in income (loss) of unconsolidated real estate entities, net."

The results from Pearlridge are included from the period January 1, 2012 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in Pearlridge and we now own all of the equity interest in this Property.

The results contain the operations from the Town Square at Surprise (“Surprise”) from January 1, 2012 through July 19, 2012. On July 20, 2012, the Company made a loan to the joint venture that owns Surprise ("Surprise Venture") in order to facilitate a paydown of the principal balance of the mortgage loan for Surprise which was deemed a reconsideration event. In accordance with applicable accounting rules, the Company determined that the Surprise Venture was a variable interest entity and that we were the primary beneficiary. Accordingly, the Company consolidated the Surprise Venture effective July 20, 2012.

The results include the operations from the joint venture (the “Blackstone Venture”) which previously owned both WestShore and Lloyd Center ("Lloyd"), located in Portland, Oregon. The results for Lloyd are included from January 1, 2012 through June 10, 2013. On June 11, 2013, the Blackstone Venture sold Lloyd for $188.3 million. The results from WestShore are included from January 1, 2012 through June 24, 2013. On June 25, 2013, we completed the WestShore Acquisition and we now own all of the equity interest in this Property.

Results from the joint venture (the “ORC Venture”) that owns Puente Hills Mall (“Puente”) are included in both periods presented. The ORC Venture previously owned Tulsa and its results are included from January 1, 2012 through June 27, 2013. On June 28, 2013, the ORC Venture sold Tulsa for $12.3 million.

Net income (loss) of the unconsolidated entities was $26.3 million and $(2.2) million for the three months ended June 30, 2013 and 2012, respectively.  Our proportionate share of the income (loss) was $13.0 million and $(1.1) million for the three months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, the ORC Venture sold Tulsa which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of debt. Also, the Blackstone Venture sold Lloyd for a gain of $15.2 million.

During the three months ended June 30, 2012, the Surprise Ventures value of its real estate was written down to its fair value based upon its estimated future use and recorded a $3.1 million impairment loss. The Surprise Venture used its estimated net sales value of the Property to determine its fair value and was calculated by combining an estimated sales value for a stabilized multi-tenant building plus an estimated sales value for an occupied outparcel.

Discontinued Operations

Total revenues from discontinued operations were $113,000 and $255,000 for the three months ended June 30, 2013 and 2012, respectively.  Income from discontinued operations during the three months ended June 30, 2013 and 2012 was $168,000 and $97,000, respectively.

Allocation to Noncontrolling Interests

The allocation to noncontrolling interests was $438,000 and $274,000 for the three months ended June 30, 2013 and 2012, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. For the three months ended June 30, 2013, noncontrolling interest also includes the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Total revenues increased 27.8%, or $40.8 million, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Of this amount, minimum rents increased $23.5 million, percentage rents increased $827,000, tenant reimbursements increased $9.5 million, and other revenues increased $7.0 million.

Minimum Rents

Minimum rents increased 26.2%, or $23.5 million, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  During the six months ended June 30, 2013, we experienced an increase in minimum rents of $16.6 million as a result of the Acquisitions. We also received a $2.6 million increase in minimum rents from WestShore. The increase in rents from WestShore was primarily driven by $2.4 million of termination income we received from a vacating anchor. The remaining increase of $4.3 million can be attributed to the remaining portfolio.

Percentage Rents

Percentage rents increased by 26.2%, or $827,000, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  During the six months ended June 30, 2013, we experienced an increase in percentage rents of $550,000 as a result of the Acquisitions.

Tenant Reimbursements

Tenant reimbursements increased 22.1%, or $9.5 million, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  Of this increase, $8.9 million can be attributed to the Acquisitions.

Other Revenues

Other revenues increased 63.7%, or $7.0 million, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  The components of other revenues are shown below (in thousands):

	For the Six Months Ended June 30,
	2013	2012	Inc.
License agreement income	$3,850	$3,427	$423
Outparcel sale	7,755	760	6,995
Sponsorship income	877	793	84
Fee and service income	3,720	4,252	(532)
Other	1,764	1,740	24
Total	$17,966	$10,972	$6,994

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the six months ended June 30, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million and an outparcel at Surprise for $3.3 million. During the six months ended June 30, 2012, we sold two outparcels at Grand Central Mall, for $760,000. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 23.7%, or $27.8 million, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Property operating expenses increased $6.9 million, real estate taxes increased $3.5 million, the provision for doubtful accounts decreased $3.0 million, other operating expenses increased $6.7 million, depreciation and amortization increased $11.5 million, and general and administrative costs increased $2.3 million.

Property Operating Expenses

Property operating expenses increased $6.9 million, or 22.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Of this increase, $6.5 million was attributable to the Acquisitions.

Real Estate Taxes

Real estate taxes increased $3.5 million, or 19.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  We experienced an increase in real estate tax expense of $3.4 million as a result of the Acquisitions. We also experienced a $506,000 decrease associated with a successful tax appeal at New Towne Mall, located in New Philadelphia, Ohio. The remaining variance can be attributed to various other Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.7 million for the six months ended June 30, 2013 compared to $4.7 million for the six months ended June 30, 2012.  The provision for the six months ended June 30, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT.

Other Operating Expenses

Other operating expenses increased $6.7 million, or 70.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  During the six months ended June 30, 2013, we incurred $3.2 million in additional ground lease expense associated with Pearlridge and Malibu. Also, during the six months ended June 30, 2013, we recognized $2.8 million in costs associated with an outparcel sale at Surprise and $4.1 million in costs associated with the sale of approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio. Offsetting these increases to other operating expenses, during the six months ended June 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida.

Depreciation and Amortization

Depreciation and amortization expense increased by $11.5 million, or 27.3%, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in depreciation expense can be primarily attributed to the Acquisitions.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to: wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $13.8 million and $11.5 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to stock-based executive compensation, increased travel, and information technology related expenses.

Interest Income

Interest income was $10,000 for the six months ended June 30, 2013, compared with interest income of $65,000 for the six months ended June 30, 2012. The variance is due to interest income earned on the short term investment of the excess process from the March Offering.

Interest expense

Interest expense increased 9.5%, or $3.2 million, for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The summary below identifies the increase by its various components (dollars in thousands):

	For the Six Months Ended June 30,
	2013	2012	Inc. (Dec.)
Average loan balance	$1,578,833	$1,272,547	$306,286
Average rate	4.77%	5.18%	(0.41)%

Total interest	$37,655	$32,959	$4,696
Amortization of loan fees	1,859	1,883	(24)
Capitalized interest	(1,823)	(1,052)	(771)
Fair value adjustments	(696)	(62)	(634)
Other	311	337	(26)
Interest expense	$37,306	$34,065	$3,241

The increase in interest expense was due to an increase in the average loan balance. The average loan balance increased primarily due to the Pearlridge Acquisition in May 2012, the WestShore Acquisition in June 2013, and new mortgage loans placed on Dayton Mall in August 2012, Town Center Crossing in October 2012, University Park in January 2013, and Polaris in February 2013. These costs were offset by decreases in the average rate, fair value adjustments and an increase in capitalized interest.  The average rate has decreased due to the refinancing of mortgages and lower rates achieved on financing for acquired and owned Properties. Capitalized interest increased due to the ongoing redevelopment projects at Jersey Gardens and Seattle. The consolidation of Pearlridge during the second quarter of 2012 resulted in a larger fair value adjustment during the second quarter of 2013 as compared to the second quarter of 2012.

Gain on remeasurement of equity method investments

During the six months ended June 30, 2013 and 2012, we recorded gains of $19.2 million and $25.1 million as a result of the remeasurement of our equity investments in WestShore and Pearlridge, respectively. Both of these gains are the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Net income (loss) of the unconsolidated entities was $27.0 million and $(9.5) million for the six months ended June 30, 2013 and 2012, respectively.  Our proportionate share of the income (loss) was $13.3 million and $(4.6) million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the ORC Venture sold Tulsa which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of debt. Also, the Blackstone Venture sold Lloyd for a gain of $15.2 million.

During the six months ended June 30, 2012, the value of the real estate owned by the Surprise Venture was written down to its fair value based upon its estimated future use and a $3.1 million impairment loss was recorded. The Surprise Venture used the estimated net sales value of the Property to determine its fair value which was calculated by combining an estimated sales value for a stabilized multi-tenant building plus an estimated sales value for the outparcels. Also, during the six months ended June 30, 2012, a contract to sell Tulsa was terminated during the contingency period. The ORC Venture determined a further reduction in the carrying value of Tulsa was warranted due to the uncertainty associated with the then terminated sales contract. Accordingly, the ORC Venture recorded a $7.6 million impairment loss.

Discontinued Operations

Total revenues from discontinued operations were $136,000 and $362,000 for the six months ended June 30, 2013 and 2012, respectively.  Income from discontinued operations during the six months ended June 30, 2013 and 2012 was $275,000 and $110,000, respectively.

Allocation to Noncontrolling Interests

The allocation to noncontrolling interests was $345,000 and $11,000 for the six months ended June 30, 2013 and 2012, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. For the six months ended June 30, 2013, noncontrolling interest also includes the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares, and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met primarily with cash flows provided by operations. We may also use our at the market continuous offering program to fund small redevelopment projects and reduce our indebtedness.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuance of preferred and Common Shares, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions, development and redevelopment projects. Also, as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving capital and debt markets, we have remained focused on addressing our near-term debt maturities.

On January 7, 2013, we completed the purchase of University Park. University Park adds approximately 173,000 square feet of GLA to our portfolio. The purchase price for this acquisition was $105.0 million and was funded with the net proceeds from a $60.0 million term loan (the “UPV Term Loan”) as well as available funds from our credit facility. On April 8, 2013, we closed on a $55.0 million mortgage loan with a fifteen year term (the “UPV Loan”) secured by University Park. The UPV Loan replaces the UPV Term Loan, which was repaid on April 2, 2013 with available funds from our credit facility.

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

On February 20, 2013, we completed a modification and extension of our $250 million corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the $250 million secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the Prior Facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017, with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of June 30, 2013, was LIBOR plus 1.95% per annum. We may increase the total borrowing availability under the Credit Facility to $400 million through an accordion feature. Our borrowing availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  We believe that we are in compliance with all covenants of the Credit Facility as of June 30, 2013.

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

On March 27, 2013, we completed an underwritten secondary public offering of 3.6 million shares of our 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series I Preferred Shares"). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $86.8 million. We also granted to the underwriters an overallotment option to purchase up to 400,000 additional Series I Preferred Shares within 30 days of the completion of the Series I Preferred Share offering. On April 4, 2013, the underwriters elected to partially exercise this over-allotment option and purchased a total of 200,000 additional Series I Preferred Shares. The net proceeds to GRT from the additional offering, after deducting underwriting commissions, discounts, and offering expenses, were $4.8 million. On April 29, 2013, GRT redeemed 3.6 million of our Series G Preferred Shares using the net proceeds from the aforementioned secondary public preferred share offering.

On June 11, 2013, the Blackstone Venture completed the sale of Lloyd and its adjacent outparcels. As a result of the sale, the $116.9 million mortgage loan was repaid with proceeds from the sale. GRT's pro-rata share of the net proceeds of the sale were $25.5 million.

On June 25, 2013, the Blackstone Venture closed on the WestShore Acquisition. The purchase price for the remaining 60% ownership interest was approximately $111.8 million, including Blackstone's pro-rata share of the $119.6 million mortgage debt currently encumbering the Property, which remains in place after the closing and is included with our other long term indebtedness for our consolidated real estate Properties, resulting in a cash purchase price for Blackstone's interest of $40.0 million. The WestShore Acquisition was funded with a combination of the proceeds from the sale of Lloyd and available funds from our Credit Facility.

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, common shares of beneficial interest with an aggregate sale price of up to $215.0 million. The 2013 Program replaces the prior $200.0 million continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and, together with the 2013 Program, the “GRT ATM Program”). During the six months ended June 30, 2013, we issued 1,404,900 Common Shares under the GRT ATM Program at a weighted average issue price of $11.70 per Common Share, generating net proceeds of $15.9 million after deducting $523,000 of offering related costs and commissions. We used the proceeds from the GRT ATM Program to reduce the outstanding balance under our credit facility. As of June 30, 2013, we had $210.3 million available for issuance under the GRT ATM Program.

At June 30, 2013, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt was 48.0%, compared to 46.1% at December 31, 2012, and is close to our longer term goal of having leverage of less than 45.0%. We also consider and review the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Capital Resource Availability

On May 10, 2013, we filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the SEC registering debt securities, preferred shares, depository shares, common shares, equity warrants, units, rights to purchase our common shares, preferred shares and other securities, purchase contracts, and any combination of the foregoing. The New Shelf replaces the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. Our New Shelf has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

Under GRT's Second Amended and Restated Declaration of Trust, we are authorized to issue 250,000,000 shares of beneficial interest. As of June 30, 2013, we have approximately 61.5 million shares of beneficial interest of GRT available for issuance.

At June 30, 2013, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $193.3 million and the outstanding balance was $50.0 million. Additionally, $4.2 million represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of June 30, 2013, the unused balance of the Credit Facility available to the Company was $139.1 million.

At June 30, 2013, our mortgage notes payable were collateralized by first mortgage liens on eighteen of our Properties having a net book value of $2.1 billion. We have eight unencumbered assets and other corporate assets that have a combined net book value of $220.2 million.

Cash Activity

For the six months ended June 30, 2013

Net cash provided by operating activities was $56.3 million for the six months ended June 30, 2013 (See also “Results of Operations - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flow).

Net cash used in investing activities was $151.7 million for the six months ended June 30, 2013.  We spent $180.0 million on our investments in real estate. Of this amount, $104.0 million and $35.5 million were attributable to the acquisition of University Park and the WestShore Acquisition, respectively. The amount paid for the WestShore Acquisition is net of cash assumed. We also spent $26.9 million toward development and redevelopment and renovation projects. Of this amount, $11.1 million relates to the renovation of Jersey Gardens and $9.8 million is attributable to the re-branding and grand opening of Seattle. We also spent $11.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris, and Merritt Square Mall, located in Merritt Island, Florida.  The remaining amount was spent on operational capital expenditures. We received $3.2 million and $4.3 million from the sale of an outparcel at Surprise and sale of a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio, respectively. We also received $25.5 million from the sale of our joint venture interest in Lloyd.

Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2013. We raised net proceeds of $15.9 million from the GRT ATM Program.  We received $340.0 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris, and $115.0 million in total for the UPV Term Loan and UPV Loan. We increased our outstanding indebtedness under the Credit Facility by $10.0 million. Furthermore, the Company issued Series I Preferred Shares in March 2013 and April 2013, raising net proceeds of $91.6 million. Offsetting these increases to cash, we made $228.2 million in principal payments on existing mortgage debt.  Of this amount, $125.2 million was used to repay the Polaris Loan due to its refinancing and $60.0 million was used to repay the UPV Term Loan. We paid a total of $35.6 million for the repayment in full of the Colonial Park Mall mortgage and a reduction of the Surprise mortgage.  Additionally, regularly scheduled principal payments of $7.4 million were made on various loan obligations.  We used $90.0 million toward the redemption of 3.6 million shares of Series G Preferred Shares. Also, $41.9 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the six months ended June 30, 2012

Net cash provided by operating activities was $44.5 million for the six months ended June 30, 2012.  (See also “Results of Operations - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flow.)

Net cash used in investing activities was $255.7 million for the six months ended June 30, 2012.  We spent $266.3 million on our investments in real estate. Of this amount, $239.3 million was attributable to the Pearlridge Acquisition, the acquisition of Town Center Crossing, and the acquisition of Malibu. We also spent $11.5 million toward development and redevelopment and renovation projects in which Scottsdale Quarter accounted for $4.9 million. We also spent $15.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris and Scottsdale Quarter.  The remaining amount was spent on operational capital expenditures. Offsetting these decreases in cash, we received $5.2 million in a distribution from an unconsolidated real estate entity.

Net cash provided by financing activities was $217.6 million for the six months ended June 30, 2012. We issued additional Common Shares in March 2012 which raised net proceeds of $216.8 million.  Additionally, we raised net proceeds of $3.9 million as part of the GRT ATM Program.  We received $77.0 million in proceeds from the issuance of a mortgage note payable secured by Town Center Plaza. We increased our outstanding indebtedness under the credit facility by $55.0 million. Offsetting the increases to cash, we made $95.4 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center Plaza. Also, we paid down a total of $16.8 million towards the reduction of Colonial Park Mall and Scottsdale Quarter mortgages.  Additionally, regularly scheduled principal payments of $8.6 million were made on various mortgage loan obligations.  Also, $38.4 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt increased by $240.7 million during the first six months of 2013. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2012	$1,399,774	$85,000	$1,484,774
New mortgage debt	340,000	—	340,000
Consolidation of WestShore	119,600	—	119,600
Repayment of debt	(220,722)	—	(220,722)
Debt amortization payments	(7,518)	—	(7,518)
Amortization of fair value adjustment	(696)	—	(696)
Net borrowings, facilities	—	10,000	10,000
Balance at June 30, 2013	$1,630,438	$95,000	$1,725,438

On January 7, 2013, we closed on the $60.0 million UPV Term Loan.  The UPV Term Loan was evidenced by a promissory note and was secured by a collateral assignment of interests by an affiliate of the borrowers. The UPV Term Loan was fully guaranteed by GPLP, had an interest rate of LIBOR plus 3.00% per annum, and a maturity date of April 8, 2013. The loan required the borrowers to make periodic payments of interest only, with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds from the UPV Term Loan were used to purchase University Park. The UPV Term Loan was repaid on April 2, 2013 with available funds from our Credit Facility.

On February 8, 2013, we reduced the mortgage loan on Surprise by $2.2 million, to a balance of $1.4 million, with funds available from the sale of an outparcel.

On February 11, 2013, we closed on the $225.0 million Polaris Loan.  The Polaris Loan is evidenced by a promissory note and secured by a first mortgage lien on Polaris. The Polaris Loan is non-recourse and has an interest rate of 3.90% per annum and a maturity date of March 1, 2025. The Polaris Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Polaris Loan were used to repay the prior $125.2 million mortgage loan on Polaris and to reduce outstanding borrowings on our credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall, with available funds from our credit facility.

On April 8, 2013, we closed on the $55.0 million UPV Loan.  The UPV Loan is evidenced by a promissory note and secured by a first mortgage lien on University Park. The UPV Loan is non-recourse, has an interest rate of 3.85% per annum, and a maturity date of May 1, 2028. The UPV Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The UPV Loan replaces the UPV Term Loan which was repaid on April 2, 2013.

On June 25, 2013, we closed on the WestShore Acquisition. The purchase price for the remaining 60% ownership interest was approximately $111.8 million, including Blackstone's pro-rata share of the $119.6 million mortgage debt currently encumbering the Property, which remains in place after the closing and is included with our other long term indebtedness for consolidated real estate properties, resulting in a cash purchase price for Blackstone's interest of approximately $40.0 million. The WestShore Acquisition was funded with a combination of the proceeds from the Lloyd sale and available funds from our Credit Facility.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities decreased by $267.8 million during the first six months of 2013, of which $109.8 million represents our pro-rata share. The change in outstanding borrowings is attributed to the following activity described below.

On June 11, 2013, the Blackstone Venture completed the sale of Lloyd and its adjacent outparcels. As a result of the sale, the $116.9 million mortgage loan was repaid with proceeds from the sale.

On June 25, 2013, we completed the WestShore Acquisition. As a result of the consolidation, we are now including the mortgage debt associated with WestShore in our consolidated financial statements.

On June 28, 2013, we completed the sale of Tulsa for a purchase price of $12.3 million. In accordance with an agreement with the lenders, the net proceeds, in addition to the cash on hand, were accepted as payment in full for the $26.1 million mortgage loan and the borrower was released from all remaining obligations. As a result of the transaction, we had a loan repayment of approximately $12.8 million and recognized a gain on debt forgiveness of approximately $13.3 million.

At June 30, 2013, the mortgage note payable associated with the Property held in the ORC Venture was collateralized with a first mortgage lien on the Property having a net book value of $174.3 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Notes Payable" to the consolidated financial statements.

At June 30, 2013, we had the following obligations relating to dividend distributions.  In the second quarter of 2013, the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.7 million, to be paid during the third quarter of 2013.  Our Series G Preferred Shares, our 7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares"), and Series I Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  The distribution obligation at June 30, 2013 for Series G Preferred Shares and Series H Preferred Shares is $2.4 million and $1.9 million, respectively, which represent the dividends declared but not paid as of June 30, 2013. The initial distribution for our Series I Preferred Shares, in the amount of $2.0 million, will be paid in July 2013. On March 28, 2013, we announced our intention to redeem 3.6 million of our Series G Preferred Shares (the "Series G Redemption"). On April 29, 2013, the Series G Preferred Shares were redeemed for a total amount of $90.6 million, which included accumulated and unpaid distributions. The annual obligation for our preferred shares, after considering the Series G Redemption, is $23.6 million per year.

At June 30, 2013, there were approximately 2.2 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2013 is $23.2 million based upon a per unit value of $10.51 at June 30, 2013 (based upon a five-day average of the Common Stock price from June 21, 2013 to June 27, 2013).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2013 was $3.5 million.

At June 30, 2013, we had executed leases committing to $24.9 million in tenant allowances.  The leases will generate gross rents of approximately $98.3 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $21.3 million at June 30, 2013.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options. Our obligations under the aforementioned ground leases are as follows: 2013 - $2.2 million, 2014-2015 - $9.5 million, 2016-2017 - $9.5 million, and $288.6 million thereafter.

Commercial Commitments

The Credit Facility and Secured Facility terms as of June 30, 2013, are discussed in Note 8 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through material unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $448,000 for tenants who have signed leases at the material unconsolidated joint venture Properties.  The leases will generate pro-rata gross rents of approximately $881,000 over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $106,000 at June 30, 2013.

The ORC Venture currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal, with the next re-appraisal due in 2014. The Puente ground lease expires in 2059. Our pro-rata share of this obligation is $137,000 in 2013 and $205,000 in 2014.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time a project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the estimated useful life of the respective asset.  Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $629,000 and $679,000 for the three months ended June 30, 2013 and 2012, respectively and $1.5 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the three months ended June 30, 2013 and 2012, the Company capitalized $1.7 million and $1.6 million of these costs, respectively, and during the six months ended June 30, 2013 and 2012, the Company capitalized $3.3 million and $2.9 million of these costs, respectively.

The tables below summarizes the amounts spent on capital expenditures for the three and six months ended June 30, 2013. The amounts represented within the table generally include cash paid to third parties. This table excludes numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture and fixtures, computer equipment and automobiles.

	Capital Expenditures for the Three Months Ended June 30, 2013 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Development Capital Expenditures:
Development projects	$184	$—	$184
Redevelopment and renovation projects	$10,644	$125	$10,769

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,705	$213	$1,918
Non-anchor stores	3,848	678	4,526
Operational capital expenditures	857	1	858
Total Property Capital Expenditures	$6,410	$892	$7,302

	Capital Expenditures for the Six Months Ended June 30, 2013 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Development Capital Expenditures:
Development projects	$1,304	$—	$1,304
Redevelopment and renovation projects	$23,223	$322	$23,545

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$4,191	$1,361	$5,552
Non-anchor stores	6,950	1,144	8,094
Operational capital expenditures	1,974	28	2,002
Total Property Capital Expenditures	$13,115	$2,533	$15,648

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Our anchor store tenant improvements include improvements for a Tommy Hilfiger at Jersey Gardens, Sports Authority at Merritt Square Mall, and HH Gregg at Dayton Mall. Tenant improvements for anchor stores at the joint venture properties relate primarily to Macy's and H&M at WestShore while the Property was held as an unconsolidated joint venture.

The tenant improvements for non-anchor stores include stores such as CK Accessories, Coach Factory Outlet, Coach Men and Puma at Jersey Gardens, Ulta Cosmetics at Indian Mound Mall, Bath & Body Works at Pearlridge, Lenscrafters at Merritt Square Mall and Orvis and feng at Town Center Crossing. The tenant improvements for non-anchor stores at our joint venture properties include stores such as Ann Taylor, Grimaldi's Pizzeria, and bebe at WestShore while the Property was held as an unconsolidated joint venture.

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

We continue to make significant progress on our redevelopment projects to update our two outlet Properties, Jersey Gardens and Seattle. We anticipate investing approximately $55 - $65 million to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at these two Properties. The Company has spent $36.9 million through the second quarter of 2013 on The Outlet Collection redevelopment and anticipates the projects to be completed in the second half of 2013. The yield expected on the redevelopment is between 7% - 9%.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the quarter ended June 30, 2013 primarily relates to our investment in Scottsdale Quarter.

The first two phases of Scottsdale Quarter are completed with approximately 540,000 square feet of GLA consisting of approximately 368,000 square feet of retail space with approximately 172,000 square feet of office space above the retail units. Approximately 92% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. The tenant mix and overall leasing progress made to date on Scottsdale Quarter is consistent with our expectations for the Property.  Between signed leases and leases out for signature, we have approximately 96% of Phases I and II space addressed at Scottsdale Quarter. Apple, Armani Exchange, Urban Outfitters, Brio, Dominick's Steakhouse, Express, Free People, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Restoration Hardware, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.

With respect to Phase III of Scottsdale Quarter, our goal in 2013 is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the development. In addition to retail, a portion of Phase III of Scottsdale Quarter could be developed for various uses including residential, lodging, or office. A portion of the Phase III real estate is expected to have construction commence in the second half of 2013 to develop luxury apartment units on the north parcel of the land. We will retain a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. We will contribute the land to this joint venture in exchange for cash and the 25% interest, but will not be obligated for future capital contributions.

We also continue to actively pursue a variety of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended June 30, 2013 were $471, compared to $434 for the twelve month period ended June 30, 2012.  Mall Store Sales include only those stores open for the twelve months ended June 30, 2013 and 2012.

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

Portfolio occupancy statistics, by Property type, are summarized below:

	Occupancy (1)
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012

Total Occupancy
Core Malls (2)	94.7%	94.2%	95.3%	94.7%	93.6%
Mall Portfolio – Excluding Joint Ventures	94.8%	93.8%	94.9%	94.2%	92.9%
Total Community Center Portfolio	92.1%	91.1%	93.4%	94.6%	88.9%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture Malls.

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

Average annualized base rent per square foot for new and renewed leases includes the contractual rental terms in effect the first year the lease obligation commences, including rent concessions or rent relief that may apply. The calculation excludes tenants who pay a percentage of sales in lieu of minimum rent because it is not possible for the Company to determine the amount of their rental obligation. The calculation also excludes short-term rent abatements.

The following table summarizes our new and renewal leasing activity for the six months ending June 30, 2013:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	210,804	30,659	241,463	$14.05	$7.67	$13.15
Mall non-anchors	152,098	391,174	543,272	$26.99	$28.30	$27.93

The following table summarizes the new and renewal lease activity, and the comparative prior rents, for the three and six months ended June 30, 2013, for only those leases where the space was occupied in the previous 24 months.

	GLA Analysis					Average Annualized Base Rents
Three months ended June 30, 2013	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	100,000	—	100,000	$16.23	$20.25	$—	$—	$16.23	$20.25	(20)%
Mall non-anchors	56,102	139,793	195,895	$27.03	$24.51	$33.19	$29.16	$31.42	$27.82	13%

	GLA Analysis					Average Annualized Base Rents
Six months ended June 30, 2013	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	100,000	30,659	130,659	$16.23	$20.25	$7.67	$7.67	$14.22	$17.30	(18)%
Mall non-anchors	75,539	236,876	312,415	$30.38	$25.72	$31.15	$27.95	$30.97	$27.41	13%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2013, approximately 85.3% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.7 years and a weighted-average interest rate of approximately 4.9%. At December 31, 2012, approximately 89.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years, and a weighted-average interest rate of approximately 5.2%. The remainder of our debt at June 30, 2013 and December 31, 2012 bears interest at variable rates with weighted-average interest rates of approximately 3.2% and 3.1%, respectively.

At June 30, 2013, the fair value of our debt (excluding borrowings under our Credit Facility) was $1,641.3 million, compared to its carrying amount of $1,630.4 million. Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2013, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $2.2 million per year. Also, the fair value of our debt would decrease by approximately $32.4 million. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $261,000 per year and increase the fair value of our debt by approximately $35.0 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to the current LIBOR rate, which was 0.19% as of June 30, 2013. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second quarter of 2013 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

Partial Redemption of Series G Preferred Shares.
The following sets forth certain information relating to the partial redemption by GRT of its Series G Preferred Shares during the three months ended June 30, 2013:

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 1 through April 30	3,600,000(1)	$25.158	3,600,000	─
May 1through May 31	─	─	─	─
June 1 through June 30	─	─	─	─

(1)
On April 29, 2013, GRT redeemed 3.6 million of the 8.3 million issued and outstanding Series G Preferred Shares. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions to, but excluding the aforementioned redemption date, in an amount equal to $0.1580 per share, for a total payment of $25.158 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.178	Promissory Note, dated April 8, 2013, issued by UPV Glimcher L.P. to Teachers Insurance and Annuity Association of America (pertains to UPV Loan).
10.179
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 8, 2013, by UPV Glimcher L.P. for the benefit of Teachers Insurance and Annuity Association of America (pertains to UPV Loan).

10.180	Assignment of Leases and Rents, dated, April 8, 2013, by UPV Glimcher L.P. for the benefit of Teachers Insurance and Annuity Association of America (pertains to UPV Loan).
10.181	Guaranty of Borrower's Recourse Liabilities, dated April 8, 2013, by Glimcher Properties Limited Partnership to Teachers Insurance and Annuity Association of America (pertains to UPV Loan).
10.182	Environmental Indemnity, dated April 8, 2013, Glimcher Properties Limited Partnership to Teachers Insurance and Annuity Association of America (pertains to UPV Loan).
10.183	Purchase and Sale Agreement, dated June 6, 2013, by and between BRE/GRJV Holdings LLC and GRT WSP-LC Holdings LLC (pertains to sale of WestShore acquisition).
10.184	Agreement of Purchase and Sale, dated May 17, 2013, between LC Portland, LLC and Capref Acquisitions (pertains to Lloyd sale).
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:    July 23, 2013