Form 10-K
period 2013-12-31
GLIMCHER REALTY TRUST
filed 2014-02-25
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12482
GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	31-1390518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 East Broad Street	43215
Columbus, Ohio	(Zip Code)
Registrant’s telephone number, including area code: (614) 621-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company.) Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
As of February 24, 2014, there were 145,077,145 Common Shares of Beneficial Interest outstanding, par value $0.01 per share. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Shares of Beneficial Interest as quoted on the New York Stock Exchange as of June 28, 2013, was $1,556,864,913.
Documents Incorporated By Reference
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders to be held on May 7, 2014 are incorporated by reference into Part III of this Report.

PART 1.

Glimcher Realty Trust ("GRT" or the "Registrant"), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities in which GRT (or an affiliate) has a material ownership or financial interest, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us,” or “our company.”

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

Forward-looking statements speak only as of the date they are made and are qualified in their entirety by reference to the factors discussed throughout this annual report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or the occurrence of unanticipated events except as required by applicable law.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development (including re-development) risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; inability to exercise available extension options on debt instruments; failure to comply or remain in compliance with the covenants in the Company's debt instruments, including, but not limited to, the covenants under our corporate credit facility; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other properties as well as impairment charges with respect to properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development (including re-development) or investment properties; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities which may adversely affect the general economy, as well as domestic and global financial and capital markets, specific industries, and our properties; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within GRT’s construction loans and corporate credit facility as well as other risks listed from time to time in its press releases, and in GRT’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Item 1.   Business

(a)	General Development of Business

GRT is a fully-integrated, self-administered and self-managed Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls, and community shopping centers.  Enclosed regional and super regional malls, open-air centers, and outlet centers in which we hold an ownership position (including joint venture interests) are referred to herein as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to herein as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares” or “Common Stock”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership, of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly-owned subsidiary of GRT, is sole general partner.  At December 31, 2013, GRT held a 98.2% interest in the Operating Partnership.  GRT has completed several secondary public offerings of Common Shares since the IPO.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision and expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)	Narrative Description of Business

General:  The Company is a recognized leader in the ownership, management, acquisition and development of Malls. At December 31, 2013, we owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 19.3 million square feet of gross leasable area (“GLA”) of which approximately 95.6% was occupied at December 31, 2013.

The occupied GLA was leased at 80.0%, 10.6%, and 9.4% to national, regional, and local retailers, respectively.  The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2013, the Properties had annualized minimum rents of $241.8 million.  Approximately 75.8%, 8.1%, and 16.1% of the annualized minimum rents of the Properties as of December 31, 2013 were derived from national, regional, and local retailers, respectively.  No single tenant represented more than 2.4% of the aggregate annualized minimum rents of the Properties as of December 31, 2013.

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

Malls:  The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Our Malls are in various formats such as enclosed regional malls, open-air retail centers, and outlet centers. Malls are generally anchored by multiple department stores such as Belk's, The Bon-Ton, Boscov's, Dick's Sporting Goods, Dillard's, Elder-Beerman, Herberger's, JCPenney, Kohl's, Macy's, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Apple, Bath & Body Works, Express, Finish Line, Foot Locker, Forever 21, H&M, Hallmark, Kay Jewelers, The Limited, lululemon athletica, Pacific Sunwear, and Victoria's Secret.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters, fitness centers, and other entertainment and leisure activities.  Our largest enclosed Mall has approximately 1.4 million square feet of GLA and 171 stores, while our smallest open-air center has approximately 31,000 square feet of GLA and approximately 17 stores.  The Malls also have additional restaurants and retail businesses, such as Benihana, Bonefish Grill, Cheesecake Factory, and P.F. Chang's, located along the perimeter of the parking areas.

As of December 31, 2013, the Malls accounted for 98.3% of the total GLA, 99.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 95.6%.

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

As of December 31, 2013, Community Centers accounted for 1.7% of the total GLA, 1.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 94.5%.

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

Financing Strategies:  At December 31, 2013, the Company had a total debt-to-total-market-capitalization ratio of 52.4% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”) on December 31, 2013.  This ratio does not include our pro-rata share of indebtedness related to unconsolidated joint ventures. The Company also looks at other metrics to assess overall leverage levels including debt to total asset value and total debt-to-earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.  The Company expects that it may, from time to time, re-evaluate its strategy with respect to leverage in light of the current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development, and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2013, 92.1% of total Company debt was fixed rate debt.  Shorter term and variable rate debt typically is employed for Properties that we expect to redevelop or expand.

Competition:  All of the Properties are located in areas that have competing shopping centers and/or malls and other retail facilities.  Generally, there are other retail properties within a five-mile radius of a Property.  The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases at such Properties.  There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and personnel with greater operating or development experience than that of the Company's personnel.  There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space.  Additionally, retailers at the Properties may face increasing competition from on-line shopping, outlet centers, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

Employees:  At December 31, 2013, the Company had 981 employees, of which 306 were part-time.

Seasonality:  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels.  Additionally, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status:  GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code.  As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders.  Additionally, GRT must satisfy certain requirements regarding its organization, ownership and certain other conditions, such as a requirement that its shares be transferable.  Moreover, GRT must meet certain tests regarding its income and assets.  At least 75.0% of GRT’s gross income must be derived from passive income closely connected with real estate activities.  Additionally, 95.0% of GRT’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities.  Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including a requirement that not more than 25.0% of the value of its total assets can be represented by securities.  If GRT fails to meet the requirements to qualify for REIT status, GRT may cease to qualify as a REIT and may be subject to certain tax penalties. If GRT fails to qualify as a REIT in any taxable year, then it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  As a qualified REIT, GRT is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income.

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

GRT files this Form 10-K and other periodic reports and statements electronically with the SEC.  The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at www.sec.gov.  GRT’s reports and statements, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practicable after such documents are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report.

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

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, debt repayments, the amount or timing of any distribution or dividend, as well as our operating results and strategy implementation, may be adversely affected by the economic climate, business conditions, and certain local conditions including:

•oversupply of space or reduced demand for rental space and newly developed properties;
•the attractiveness of our properties compared to other retail space;
•our ability to provide adequate maintenance to our properties; and
•unanticipated fluctuations in real estate taxes, insurance, and other operating costs.

Applicable laws, including tax laws, interest rate levels and the availability of financing, may adversely affect our income and real estate values.  Additionally, real estate investments are relatively illiquid and, therefore, our ability to sell our properties, or interest in such properties, quickly may be limited.  We cannot be sure that we will be able to lease space as tenants move out or charge historically comparable rents to new tenants entering such space.

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

Our insurance policies include coverage for acts of terrorism by foreign or domestic agents. The United States ("U.S.") government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005. The Act is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured loss by the Company for such acts.

Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the closure of one or more of these tenants.

The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry has experienced consolidation, and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes and other ownership and leadership changes. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property, on our portfolio, and on our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor's lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. Additionally, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property and adversely impact development or re-development prospects for such property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations. At December 31, 2013, our three largest tenants were Limited Brands, Inc., The Gap, Inc., and Bain Capital, LLC. representing 2.4%, 2.3%, and 2.0% of our annualized minimum rents, respectively.

Our financial position, operating results, ability to make distributions and ability to finance our indebtedness may also be adversely affected by the general downturn in the business of any non-anchor tenant whose influence and impact on a property is analogous or comparable to a traditional anchor tenant. If any such tenants should request significant rent relief or other lease concessions, or elect to close locations at any of our properties before the expiration of their leases, or choose not to renew any such leases at our properties as they expire, our financial results could also be adversely impacted.

Bankruptcy of our tenants or downturns in our tenants' businesses may reduce our cash flow.

Because we derive almost all of our income from rental payments and other tenant charges, our cash available for distribution as well as our operating results would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms.  A tenant may seek the protection of the bankruptcy laws which could result in the termination of its lease causing a reduction in our cash available for distribution.  A tenant bankruptcy could also cause significant delay in re-leasing the impacted space to a new tenant. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies.  A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

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

We compete with many commercial developers, real estate companies, and major retailers.  Some of these entities develop or own malls, open-air centers, value-oriented retail properties, and community shopping centers that compete with us for tenants.  We face competition for prime locations and for tenants on a national, regional, and local level.  New regional malls, open-air centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers outside of our properties, on-line shopping, outlet centers, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could adversely impact their profitability or desire to occupy one or more of our properties.

The failure to fully recover cost reimbursements for CAM, real estate taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of lease terms and other tenant lease provisions. Most tenants make monthly fixed payments of estimated CAM, real estate taxes, and other cost reimbursement items.  After the end of the calendar year, we compute each tenant's final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit or even litigation.  Final adjustments for the year ended December 31, 2013 have not yet been determined.  At December 31, 2013, our recorded accounts receivable reflected $3.3 million of 2013 costs that we expect to recover from tenants during the first six months of 2014.  There can be no assurance that we will collect all or substantially all of this amount.

Other tenants have fixed annual CAM obligations, payable in equal monthly installments, based upon our estimated annual CAM expenses. Unforeseen or under-estimated expenses may cause us to collect less than our actual expenses.

The results of operations for our properties depend on the economic conditions of the regions of the U.S. in which they are located.

Our results of operations and distributions to our shareholders will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2013, approximately 25.8% of annualized minimum rents came from our properties located in Ohio, the highest percentage in any one state.

We may be unable to successfully redevelop, develop, or operate our properties.

As a result of economic and other conditions, as well as required approvals from governmental entities, lenders, or our joint venture partners, development projects may not be pursued or may be completed later or at higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development and redevelopment activities involve significant risks, including:

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

We may acquire or develop new properties (including outlet centers and open-air centers) and these activities are subject to various risks.

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

We compete with many other entities engaged in real estate investment activities for the acquisition of regional shopping malls, other retail properties, and other premier development sites, including institutional pension funds, private institutional investors, other REITs, and other private owner-operators of retail properties. In particular, larger entities may enjoy competitive advantages that result from, among other things, a lower cost of capital, a better ability to raise capital, a better ability to finance an acquisition, and enhanced operating efficiencies. Additionally, our potential acquisition targets might find our competitors to be more attractive suitors if they have greater resources, are willing to pay more, or have a more compatible operating philosophy. These competitors may increase the market prices we would have to pay in order to acquire properties. If we are unable to acquire properties that meet our criteria at prices we deem reasonable, our ability to grow may be adversely affected, the investment return on the properties we do acquire may be diminished, and our financial results and overall enterprise value may be adversely impacted.

We could incur significant costs related to environmental issues.

Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property.  In connection with the ownership or operation of our properties, we could be liable for such costs, which could be substantial and even exceed the value of such property or the value of our aggregate assets.  We could incur such costs or be liable for such costs during a period after we dispose of or transfer a property.  The failure to remediate toxic substances may adversely affect our ability to sell, rent, or mortgage our properties.  In addition, existing or future environmental laws or regulations may require us to expend substantial sums in order to use our properties or operate our business. Lastly, in connection with certain mortgage loans encumbering our properties, GPLP, singly, or together with certain affiliates has executed environmental indemnification agreements to indemnify the respective lender(s) for those loans against losses or costs to remediate damage to the mortgaged property caused by the presence or release of hazardous materials. The costs of investigating, perhaps litigating, or remediating these substances on or under the property in question could be substantial and even exceed the value of such property, the unpaid balance of the mortgage, or the value of our aggregate assets.

We have established a contingency reserve for one environmental matter as noted in Note 14 - "Commitments and Contingencies" of our consolidated financial statements.

Our assets may be subject to impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured.  This evaluation is conducted periodically, but no less frequently than quarterly.  Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions.  With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made.  Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed or changing conditions is limited. The Board may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of Properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition, and financing policies without a vote of our shareholders.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

We may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended, and other federal, state, and local laws in order for our properties to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits not covered by our liability insurance.

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

Our shareholders dividends may be subject to an additional tax.

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts for taxable years beginning after January 1, 2013.  Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our common stock.  In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return).  U.S. stockholders should consult their tax advisor's regarding the possible applicability of this additional tax in their particular circumstances.

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

As of December 31, 2013, we had approximately $1.8 billion of total indebtedness outstanding. A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness secured by properties the maturity of which is accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties.  If we are unable to repay any of our debt at or before maturity, then we may have to borrow from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares or preferred shares and the distributions payable to our shareholders. Furthermore, we have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our consolidated indebtedness, then we could also be declared in default on our derivative obligations and would be required to settle our derivative obligations under the agreements at their termination value.

Volatility, uncertainty, or instability in the credit markets could adversely affect our ability to fund our development projects or acquisitions and cause us to seek financing from alternative sources.

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

If one or more banks do not meet their funding commitments under our credit facility, then we may be unable to draw sufficient funds under our credit facility for capital to operate our business or other needs and will not be able to utilize the full capacity under the credit facility until replacement lenders are located or one or more of the remaining lenders under the credit facility agrees to fund any shortfall, both of which may be difficult.  Accordingly, for all practical purposes under such a scenario, the borrowing capacity under our credit facility may be reduced by the amount of unfunded bank commitments.  Our inability to access funds under our credit facility for these reasons could result in our deferring development and redevelopment projects or other capital expenditures, not being able to satisfy debt maturities as they become due or satisfy loan requirements to reduce the amounts outstanding under certain loans, reducing or eliminating future cash dividend payments, or other discretionary uses of cash, or modifying significant aspects of our business strategy.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our existing credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2013, the aggregate amount that, based upon the restrictive covenants in the credit facility, may be borrowed through financing arrangements is $197.7 million.  Additional amounts could be borrowed as long as we maintain a ratio of total debt-to-total-asset value, as defined in the credit agreement, that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes we are in compliance with all covenants under our financing arrangements at December 31, 2013.

Our ability to borrow and make distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and existing credit facility impose certain financial and operating restrictions on our properties, and on additional financings on properties. These restrictions include restrictions on borrowings, prepayments, and distributions. Additionally, our existing credit facility requires certain financial tests be met, such as the total amount of recourse indebtedness which we are permitted to incur, and some of our mortgage indebtedness provides for prepayment penalties, either of which could restrict our financial flexibility. Our existing credit facility at December 31, 2013 also had payment requirements to reduce the amount that may be outstanding at any one time which could restrict our financial flexibility and liquidity. Moreover, our failure to satisfy certain financial covenants in our financing arrangements may result in a decrease in the market price of our common or preferred stock which could negatively impact our capital raising strategies.

The state of financial markets could affect our financial condition and results of operations, our ability to obtain financing, or have other adverse effects on us or the market or trading price of our outstanding securities.

Extreme volatility and instability in the U.S. and global equity and credit markets could result in significant price volatility and liquidity disruptions causing the market prices of stocks to fluctuate substantially and the credit spreads on prospective debt financings to widen considerably. These circumstances could have a significantly negative impact on liquidity in the financial markets, making terms for certain financings less attractive or unavailable to us. Prolonged uncertainty in the equity and credit markets would negatively impact our ability to access additional financing at reasonable terms or at all. With respect to debt financing, our cost of borrowing in the future could be significantly higher than recent levels. In the case of a common equity financing, the disruptions in the financial markets could have a material adverse effect on the market value of our Common Shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our Common Shares. These financial market circumstances will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. These circumstances could also make it more difficult for us to sell properties (including outparcels) and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2013, approximately $145.9 million of our indebtedness bears interest at variable rates.  An increase in interest rates on our existing variable rate indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2013 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.1 million annually which could impact our earnings and financial results.

Our corporate structure imposes no limit on the amount of debt we may incur or authority to increase the amount of debt that we may incur.

The Board approves our material financing transactions and the amount of the indebtedness we incur in such transactions. Senior management of the Company may make revisions to our Company's financing objectives at any time without a vote of our shareholders.  Although senior management has no present intention to change these objectives, revisions could result in a more highly leveraged company with an increased risk of default on indebtedness, an increase in debt service charges, and the addition of new financial covenants that restrict our business.

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

The investments we have made or plan to make in redeveloping older properties and developing new properties might not yield the returns we anticipate, which could adversely impact our financial condition and operating results.
From time to time, we develop commercial real estate or redevelop existing commercial properties that we own or acquire. These projects are subject to a number of risks that could negatively affect our anticipated or projected return on investment, financial condition, and results of operations, including, among others:

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•	timing delays due to tenant decision delays and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability;

•	expenditure of money and time on projects that might be significantly delayed before stabilization;

•	unanticipated delays in financing relating to a particular development or redevelopment project;

•	new or competing developments; and

•	the condition of the local and regional economy in which the development or redevelopment project is located.

Some of our retail properties that we target or identify for redevelopment were constructed or last renovated more than ten years ago. Older and un-renovated properties tend to generate lower rent and might require significant expense for maintenance or renovations to maintain competitiveness, which, if incurred, could harm our results of operations. Development and redevelopment plans are subject to then-prevailing economic, capital market and retail industry conditions. For this reason, and others, we might elect not to proceed with certain development or redevelopment projects after the project is commenced. In general, when we elect not to proceed with a project, costs for such a project will be expensed in the then-current period. The accelerated recognition of these expenses could have a material adverse effect on our results of operations for the period in which the expenses are recognized.

Clauses in leases with certain tenants of our development or redevelopment properties frequently include inducements, such as reduced rent and tenant allowance payments, that can reduce our rents and funds from operations. As a result, these development or redevelopment properties are more likely to achieve lower returns during their stabilization periods than our previous development or redevelopment properties.

The leases for a number of the tenants that have opened stores at properties we have developed or redeveloped have reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy at the respective property reaches certain thresholds and/or certain named co-tenants open stores at the respective property. Additionally, some tenants may have rent abatement clauses that delay rent commencement for a prolonged period of time after initial occupancy. The effect of these clauses reduces our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development and redevelopment properties. As a result, our current and future development and redevelopment properties are more likely to achieve lower returns during their stabilization periods than other projects of this nature historically have, which may adversely impact our investment in such developments, as well as our financial condition and results of operations.

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

IRS revenue procedure allows us to satisfy our REIT distribution requirement with respect to a taxable year ending on or before December 31, 2014 by distributing up to 90% of our dividends in common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure with respect to a taxable year ending on or before December 31, 2014, we have not done so and do not currently have any intention to do so with respect to any of our regular quarterly dividends. The issuance of common shares in lieu of paying dividends in cash could have a dilutive effect on our earnings per share and FFO per share and could result in the resale by shareholders of our Common Shares in the public market following such a distribution, which could have the effect of depressing the market price for our Common Shares.

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

The decision to declare and pay dividends on our Common Shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Board and will depend on: (1) our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, (2) the distribution requirement necessary for us to both maintain our REIT qualification under the Code, and avoid (and/or minimize) the income and/or excise tax liability that we would otherwise incur under the rules applicable to REITs on our taxable income and gains in the event we do not distribute, state law and (3) such other factors as the Board deems relevant. Any change to our dividend policy for our Common Shares could have a material adverse effect on the market price of our Common Shares.

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

In order to maintain GRT's qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year.  Additionally, 100 or more persons must beneficially own the outstanding shares of beneficial interest during the last 335 days of a taxable year of 12 months or during a proportionate part of a shorter tax year.

To ensure that GRT will not fail to qualify as a REIT under this test, GRT's organizational documents authorize the Board to take such action as may be required to preserve GRT's qualification as a REIT and to limit any person, other than entities or persons approved by the Board, to direct or indirect ownership exceeding a certain percentage. Despite these provisions and other safeguards existing in the Declaration of Trust, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding shares of beneficial interest, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2014, 2015 and 2016, respectively. Typically, each year one class of trustees is elected by GRT's shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

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

We are continuing to implement new information systems and problems with the design as well as the security or implementation of these new systems could interfere with our operations or ability to maintain adequate and secure records.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is 614.621.9000.  In addition, the Company maintains management offices at most of its Malls.

At December 31, 2013, the Company managed and leased a total of 28 Properties in which the Company had a material ownership interest (25 wholly-owned and 3 partially owned through joint ventures).  The Properties are located in 15 states as follows:  Ohio (8), West Virginia (3), California (3), Arizona (2), Florida (2), Hawaii (1), Kansas (1), Kentucky (1), Michigan (1), Minnesota (1), New Jersey (1), Pennsylvania (1), Tennessee (1), Texas (1), and Washington (1).

(a)	Malls

Twenty-five of the Properties are Malls that range in size from 31,403 square feet of GLA to 1.4 million square feet of GLA.  Seven of the Malls are located in Ohio and 18 are located throughout the country in the states of California (3), Florida (2), West Virginia (2), Arizona (1), Hawaii (1), Kansas (1), Kentucky (1), Michigan (1), Minnesota (1), New Jersey (1), Pennsylvania (1), Tennessee (1), Texas (1), and Washington (1).  The location, general character and anchor information are set forth below.

Summary of Operating Malls at December 31, 2013

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Held for Investment - Consolidated
Arbor Hills (11)
Ann Arbor, MI	—	87,395	87,395	N/A	83.1	(13)	N/A
Ashland Town Center
Ashland, KY	226,640	207,840	434,480	100.0	98.2	$404	Belk Belk Home Store JCPenney (7) TJ Maxx	01/31/15 01/31/25 07/31/28 05/31/20
Colonial Park Mall
Harrisburg, PA	504,446	234,610	739,056	100.0	97.9	$256	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall
Dayton, OH	939,906	496,419	1,436,325	100.0	96.9	$316	Dick's Sporting Goods DSW Shoe Warehouse Elder-Beerman HH Gregg JCPenney Macy’s Sears	01/31/23 01/31/23 (6) 05/31/23 03/31/16 (6) (6)
Eastland Mall
Columbus, OH	726,534	272,515	999,049	69.4	93.6	$331	JCPenney (7) Macy’s Sears	01/31/18 (6) (6)
Grand Central Mall
City of Vienna, WV	531,788	316,821	848,609	100.0	95.0	$333	Belk Dunham’s Sports Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/20 01/31/33 09/30/17 01/31/17 09/25/17
Indian Mound Mall
Heath, OH	389,589	167,441	557,030	79.5	91.2	$242	Crown Cinema Dick's Sporting Goods Elder-Beerman JCPenney Sears (7)	12/31/14 01/31/22 01/31/19 10/31/16 09/23/27
Malibu Lumber Yard
Malibu, CA	—	31,403	31,403	N/A	78.7	$822	N/A
Mall at Fairfield Commons, The
Beavercreek, OH	768,284	351,498	1,119,782	100.0	97.1	$338	Dick’s Sporting Goods Elder-Beerman Elder-Beerman For Her JCPenney Macy’s (7) Sears	01/31/21 01/31/15 01/31/14 10/31/18 01/31/25 10/26/18

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Mall at Johnson City, The
Johnson City, TN	395,834	175,085	570,919	100.0	97.8	$402	Belk for Her Belk Home Store Dick’s Sporting Goods Forever 21 JCPenney Sears (7)	10/31/17 06/30/16 01/31/18 08/31/19 09/30/18 03/09/16
Merritt Square Mall
Merritt Island, FL	571,845	238,667	810,512	100.0	94.0	$355	Cobb Theatres Dillard’s JCPenney Macy’s Sears Sports Authority	05/31/24 (6) 07/31/20 (6) (6) 01/31/24
Morgantown Mall
Morgantown, WV	396,361	159,128	555,489	100.0	99.5	$358	Belk Carmike Cinemas Elder-Beerman JCPenney Sears Timeless Traditions	03/15/16 10/31/25 01/31/16 09/30/15 09/30/15 08/31/17
New Towne Mall
New Philadelphia, OH	358,050	153,325	511,375	100.0	96.9	$278	Elder-Beerman Elder-Beerman Home JCPenney JoAnn Fabrics Kohl’s Marshalls Sears Super Fitness Center	02/01/19 02/01/19 09/30/18 01/31/22 01/31/27 10/31/23 10/31/16 02/29/24
Northtown Mall
Blaine, MN	346,669	243,160	589,829	100.0	90.5	$366	Becker Furniture Best Buy Burlington Coat Factory Herberger’s LA Fitness	12/31/20 01/31/20 09/30/15 01/31/24 11/30/23
Outlet Collection™ | Jersey Gardens, The
Elizabeth, NJ	667,056	640,155	1,307,211	100.0	99.9	$788
Bed Bath &
  Beyond
Burlington
  Coat Factory
Century 21
Cohoes Fashions
Forever 21
Gap Outlet, The
Group USA
H&M
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting
  Goods
Nike Factory Store
Off 5th Saks Fifth
  Ave Outlet
Old Navy
Tommy Hilfiger
VF Outlet
								01/31/15 01/31/15 01/31/15 01/31/15 01/31/21 01/31/15 12/31/18 01/31/21 11/30/14 12/31/20 01/31/15 01/31/17 01/31/16 11/22/22 05/31/15 01/31/23 08/31/15

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Outlet Collection™ | Seattle, The
Auburn, WA	540,093	376,663	916,756	95.9	91.3	$287	Bed Bath & Beyond Burlington Coat Factory H&M Marshalls Nordstrom Sam’s Club Sports Authority Vision Quest	01/31/18 01/31/16 01/31/24 01/31/17 08/31/15 05/31/19 01/31/16 11/30/18
Pearlridge Center
Aiea, HI	425,097	716,595	1,141,692	100.0	93.0	$507	DSI Renal INspiration Longs Drug Store Macy’s Pearlridge Mall Theaters Sears	08/31/18 (6) 02/28/21 02/28/27 12/31/22 06/30/29
Polaris Fashion Place (9)
Columbus, OH	837,239	600,745	1,437,984	100.0	99.5	$515	Barnes & Noble Forever 21 H&M JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	01/31/19 03/31/19 01/31/23 (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	236,947	259,131	496,078	100.0	93.5	$335	Dick’s Sporting Goods Elder-Beerman JCPenney Regal Cinemas Sears	01/31/21 02/02/18 09/30/17 03/31/14 10/31/16
Scottsdale Quarter
Scottsdale, AZ	147,375	395,969	543,344	100.0	90.0	$841	H&M iPic Theaters Restoration Hardware Starwood Hotels	01/31/20 12/31/25 01/31/28 02/28/27
Town Center Plaza (10)
Leawood, KS	185,108	422,957	608,065	100.0	90.4	$539	Barnes & Noble Crate & Barrel Macy's	07/31/16 12/31/16 (6)
University Park Village
Fort Worth, TX	25,521	147,837	173,358	100.0	100.0	$821	Barnes & Noble (12)	01/31/14
Weberstown Mall
Stockton, CA	602,817	252,982	855,799	100.0	99.5	$448	Barnes & Noble Dillard's JCPenney (7) Sears (7)	01/31/19 (6) 03/31/19 01/31/23

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
WestShore Plaza
Tampa, FL	785,172	291,902	1,077,074	87.3	94.1	$389	AMC Theatres H&M JC Penney Macy's Old Navy Sears	01/31/21 01/31/23 09/30/17 (6) 01/31/16 09/30/17
Subtotal – Malls Held for Investment – Consolidated	10,608,371	7,240,243	17,848,614	96.0%	95.1%	$472
Mall Held in Unconsolidated Joint Venture
Puente Hills Mall (8)
City of Industry, CA	776,082	331,738	1,107,820	100.0%	84.6%	$292	24 Hour Fitness AMC 20 Theaters Burlington Coat Factory Forever 21 H&M Macy’s Ross Dress for Less Round 1 Sears Toys "R" Us Warehouse Furniture Outlet	01/31/19 04/30/17 10/31/23 01/31/19 01/31/23 (6) 01/31/15 08/31/20 (6) 01/31/22 04/30/15
Total Mall Portfolio	11,384,453	7,571,981	18,956,434	96.3%	94.7%	$468

(1)	Includes outparcels.

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

(4)	Average 2013 store sales per square foot for in-line stores of less than 10,000 square feet.

(5)	Lease expiration dates do not contemplate or include options to renew unless exercised.

(6)	The land and building are owned by the anchor store or other third party.

(7)	This is a ground lease by the Company to the tenant. The Company owns the land, but not the building.

(8)	The Operating Partnership has a joint venture investment in this Mall of 52%. The Company provides management and leasing services and receives fees for providing these services.

(9)	Property consists of both the enclosed regional mall, Polaris Fashion Place, as well as the separate and adjacent open-air center known as Polaris Lifestyle Center.

(10)	Property consists of both Town Center Plaza and the adjacent Town Center Crossing.

(11)	The Operating Partnership has a joint venture investment in this Property of 93%.

(12)	This tenant vacated their location at the end of the lease expiration date.

(13)	Property has been open for less than twelve months, accordingly tenant sales are not available.

(b)	Community Centers

Three of the Properties are Community Centers ranging in size from approximately 13,000 to 231,000 square feet of GLA.  They are located in three states as follows: Arizona (1), Ohio (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2013

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)
Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	71.5	Gabriel Brothers Kmart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH	—	87,378	87,378	N/A	92.0	N/A
Town Square at Surprise (5)
Surprise, AZ	—	12,771	12,771	N/A	81.3	N/A
Total	200,187	130,805	330,992	100.0%	86.1%

(1)	Includes outparcels.

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

(4)	Lease expiration dates do not contemplate options to renew unless exercised.

(5)	The Operating Partnership has a joint venture investment in this Community Center of 50%. This property is currently classified as held-for-sale.

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

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2014	597	1,731,907	$35,256,294	14.6%
2015	418	2,105,287	$31,085,448	12.9%
2016	309	1,750,659	$27,046,594	11.2%
2017	220	1,649,345	$22,614,287	9.4%
2018	186	1,535,770	$23,269,043	9.6%
2019	132	1,147,981	$18,849,381	7.8%
2020	102	850,758	$14,967,171	6.2%
2021	96	913,147	$20,804,948	8.6%
2022	118	642,048	$14,437,376	6.0%
2023	132	1,000,181	$17,585,314	7.3%

The primary reason that the near term expirations are higher than subsequent years relates to our specialty tenants. The specialty tenants have terms of thirteen to thirty-six months and represent approximately 6.9% of annualized base rent in the aggregate as of December 31, 2013. As the specialty tenants typically pay below-market rents, we feel this represents an opportunity to grow the Company's net operating income ("NOI").

The average Base Rent per square foot for tenants at December 31, 2013 for the Company’s portfolio of Properties (including both wholly-owned Properties and material joint venture Properties) is $7.70 per square foot for anchor stores and $28.69 per square foot for non-anchor stores. Average Base Rent for tenants under 10,000 square feet is $34.88 per square foot. Average Base Rent per square foot includes the contractual rental terms currently in effect at the end of the period and includes rent concessions or rent relief. The calculation excludes tenants who pay a percentage of sales in lieu of minimum rent, tenants that own their own buildings, and those on short-term rent abatements.

(d)	Significant Properties

Scottsdale Quarter in Scottsdale, Arizona and Pearlridge Center ("Pearlridge") in Aiea, Hawaii each have a net book value of more than 10% of the Company’s total assets. The Outlet Collection | Jersey Gardens and Pearlridge contribute in excess of 10% of the Company’s consolidated revenue.

(e)	Properties Subject to Indebtedness

At December 31, 2013, 20 of our material Properties, consisting of 19 Malls (17 wholly-owned and 2 partially owned through joint ventures) and one Community Center (owned through a joint venture), were encumbered by mortgage loans.

The total unconsolidated material joint venture Property included in the following table represents our proportionate ownership share of the encumbered Property. Our unencumbered Properties and developments had a net book value of $241.5 million at December 31, 2013.

Various Mortgage and Term Loans

The following table sets forth certain information regarding the mortgages and term loans which encumber various consolidated Properties as well as our material unconsolidated joint venture Property. All of the mortgages are first mortgage liens on the Properties. The information is as of December 31, 2013 (dollars in thousands).

Encumbered Property	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance		Annual Debt Service	Balloon Payment	Maturity
Mall at Fairfield Commons, The	Fixed	5.45%	$94,876		$7,724	$92,762	11/01/14
The Outlet Collection | Seattle	Fixed	7.54%	51,611		$5,412	$49,969	02/11/15	(1)
Merritt Square Mall	Fixed	5.35%	54,359		$3,820	$52,914	09/01/15
Scottsdale Quarter Fee Interest	Fixed	4.91%	66,663		$4,464	$64,577	10/01/15
Pearlridge Center	Fixed	4.60%	174,774		$10,766	$169,551	11/01/15
River Valley Mall	Fixed	5.65%	46,608		$3,463	$44,931	01/11/16
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/16
Eastland Mall	Fixed	5.87%	40,150		$3,049	$38,057	12/11/16
Mall at Johnson City, The	Fixed	6.76%	52,940		$4,287	$47,768	05/06/20
Grand Central Mall	Fixed	6.05%	43,141		$3,255	$38,307	07/06/20
The Outlet Collection | Jersey Gardens	Fixed	3.83%	350,000		$13,591	$350,000	11/01/20
Ashland Town Center	Fixed	4.90%	40,577		$2,680	$34,569	07/06/21
Dayton Mall	Fixed	4.57%	82,000		$3,800	$75,241	09/01/22
Polaris Fashion Place	Fixed	3.90%	225,000		$8,775	$203,576	03/01/25
Arbor Hills	Fixed	4.27%	25,500		$1,090	$20,949	01/01/26
Town Center Plaza	Fixed	5.00%	74,873		$4,960	$52,465	02/01/27
Town Center Crossing	Fixed	4.25%	37,305		$2,243	$25,820	02/01/27
University Park Village	Fixed	3.85%	55,000		$2,117	$45,977	05/01/28
Total fixed rate loans			1,575,377

Town Square at Surprise (3)	Variable	5.50%	1,330		$134	$1,268	12/31/14	(4)
Scottsdale Quarter	Variable	3.27%	130,000		$4,310	$130,000	05/22/15
WestShore Plaza	Variable	3.65%	119,600		$4,306	$119,600	10/01/15	(5)
Total variable rate loans			250,930

Total Consolidated Properties			$1,826,307	(2)

Unconsolidated Joint Venture Property – Pro Rata Share
Puente Hills Mall	Fixed	4.50%	$31,200		$1,404	$31,200	07/01/17

(1)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(2)
This total differs from the amounts reported in the financial statements due to $19,000 in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by Accounting Standards Codification ("ASC") Topic 805 - "Business Combinations."

(3)	The property is listed as held-for-sale as of December 31, 2013.

(4)	The interest rate is the greater of 5.50% or LIBOR plus 4.00% per annum.

(5)	Interest rate is the greater of 3.65% or LIBOR plus 3.15% per annum. The rate has been capped at 7.15% per annum.

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

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On February 24, 2014, the last reported sales price of the Common Shares on the NYSE was $9.55.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2013 and 2012 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period:

Quarter Ended	High	Low	Distributions Per Share
March 31, 2013	$11.70	$10.73	$0.10
June 30, 2013	$13.34	$10.11	$0.10
September 30, 2013	$12.20	$9.70	$0.10
December 31, 2013	$10.86	$8.99	$0.10

March 31, 2012	$10.48	$8.85	$0.10
June 30, 2012	$10.26	$8.71	$0.10
September 30, 2012	$11.29	$9.65	$0.10
December 31, 2012	$11.17	$10.28	$0.10

For 2013 and 2012, the Common Share dividends declared in December and paid in January are reported in the 2014 and 2013 tax years, respectively.

(b)	Holders

The number of holders of record of the Common Shares was 703 as of February 24, 2014.

(c)	Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the Board and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board deems relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2013, 2,100,000 Common Shares were authorized, of which 449,544 Common Shares have been issued.

Item 6.   Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$381,815	$325,834	$267,447	$267,016	$301,038
Operating income	$87,694	$51,923	$65,134	$74,112	$83,679
Interest expense	$80,331	$70,567	$70,115	$75,776	$77,201
(Loss) income from continuing operations	$(5,187)	$(3,632)	$(9,920)	$(443)	$4,421
Gain (loss) on disposition of properties, net	$—	$—	$27,800	$(215)	$(288)
Net (loss) income attributable to Glimcher Realty Trust	$(4,150)	$(2,081)	$19,557	$5,853	$4,581
Preferred stock dividends	$24,415	$24,969	$24,548	$22,236	$17,437
Net loss to common shareholders	$(37,991)	$(30,496)	$(4,991)	$(16,383)	$(12,856)
Loss from continuing operations per share common (diluted)	$(0.27)	$(0.23)	$(0.32)	$(0.23)	$(0.26)
Net loss to common shareholders per common share (diluted)	$(0.26)	$(0.23)	$(0.05)	$(0.22)	$(0.28)
Distributions (per common share)	$0.40	$0.40	$0.40	$0.40	$0.40

Balance Sheet Data (in thousands):
Investment in real estate, net	$2,454,921	$2,187,028	$1,754,149	$1,688,199	$1,669,761
Total assets	$2,658,009	$2,329,407	$1,865,426	$1,794,007	$1,853,621
Total long-term debt	$1,847,903	$1,484,774	$1,253,053	$1,397,312	$1,571,897
Total equity	$651,380	$711,557	$543,929	$331,767	$207,414

Other Data:
Cash provided by operating activities (in thousands)	$118,747	$115,185	$79,000	$70,751	$96,047
Cash used in investing activities (in thousands)	$(254,146)	$(318,937)	$(162,987)	$(162,910)	$(42,651)
Cash provided by financing activities (in thousands)	$177,524	$212,365	$83,618	$16,397	$13,877
Funds from operations (2) (in thousands)	$99,663	$80,064	$56,402	$58,105	$69,801
Number of Properties (3) (4)	28	28	27	27	25
Total GLA (in thousands) (3) (4)	19,287	21,461	21,502	21,275	19,863
Occupancy rate % (3)	95.6%	95.2%	94.8%	94.6%	93.3%

(1)	Operating data for the years ended December 31, 2012, 2011, 2010 and 2009 have been reclassified to reflect Properties held-for-sale and discontinued operations as required.

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

(4)
The number of Properties owned by joint ventures in which the Company has a material interest and the GLA of those Properties included in the table are as follows: 2013 includes 1.2 million square feet of GLA (3 Properties); 2012 includes 4.6 million square feet of GLA (5 Properties); 2011 includes 5.7 million square feet of GLA (6 Properties); 2010 includes 5.7 million square feet of GLA (6 Properties); and 2009 includes 2.0 million square feet of GLA (3 Properties).

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities directly or indirectly owned or controlled by GRT. We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of December 31, 2013, we owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 19.3 million square feet of gross leasable area (“GLA”) of which approximately 95.6% was occupied at December 31, 2013.

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

Our strategy is to be a leading REIT focusing on retail properties such as open-air centers, enclosed regional malls, and outlet centers located primarily in the top 100 metropolitan statistical areas by population. We expect to continue investing in select development opportunities and in strategic acquisitions of quality retail properties that provide growth potential while disposing of non-strategic assets.

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

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for common area maintenance ("CAM"), real estate taxes, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  Final billings to tenants for CAM, real estate taxes, utilities and insurance in 2012 and 2011, which were billed in 2013 and 2012, respectively, did not vary significantly as compared to the estimated receivable balances.  If management’s estimate of the percentage of recoverable expenses that can be billed to the tenants in 2013 differs from actual amounts billed by 1%, the amount of revenues recorded during 2013 would increase or decrease by approximately $1.3 million.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets as required by applicable accounting standards.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not reasonably assured.
The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter. The evaluation considers the undiscounted projected cash flows from the use and eventual disposition of the property in relation to the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company also conducts a detailed evaluation of each Property that has a material reduction in occupancy levels and/or net operating income performance.  The evaluations consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties as well as recent sales data for comparable properties in comparable markets.  At the conclusion of such evaluation, if management determines that the carrying value is not recoverable, an impairment charge is indicated. The amount of the impairment charge recorded is the difference between the carrying value of the asset and the Company’s estimate of the fair market value of the asset.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset, as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property, and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset remains classified as held for investment. If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.

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

Accounting for Acquisitions

The value of the real estate acquired is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of such items as the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.

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

Investment in and Advances to Unconsolidated Real Estate Entities

The Company continuously evaluates its joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether an entity is a variable interest entity (“VIE”) are all considered in determining if the arrangement qualifies for consolidation. We evaluate our investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

We have determined that we are the primary beneficiary in two VIE's, and have consolidated them as disclosed in Note 12 - “Investment in Joint Ventures - Consolidated” of our consolidated financial statements.

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of equity in the entity's net income or loss, beginning on the date of acquisition and reduced by distributions received.  The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.

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

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net loss to common shareholders	$(37,991)	$(30,496)	$(4,991)
Add back (less):
Real estate depreciation and amortization	112,541	95,426	67,767
Impairment loss/(gain on sale of assets)	—	18,477	(27,800)
Pro-rata share of unconsolidated entities' impairment losses	45,064	12,197	8,968
Share of unconsolidated entities gain on sale of assets	(5,565)	—	—
Pro-rata share of unconsolidated joint venture depreciation	5,560	10,119	12,670
Pro-rata share of consolidated joint venture depreciation	(100)	(37)	—
Noncontrolling interest in operating partnership	(619)	(554)	(212)
Gain on remeasurement of equity method investments	(19,227)	(25,068)	—
Funds from operations	$99,663	$80,064	$56,402

FFO – Comparison of Years Ended December 31, 2013 to December 31, 2012

FFO increased by $19.6 million, or 24.5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. We experienced an increase in operating income, as adjusted, for real estate depreciation and general and administrative expenses ("Property Operating Income"), as well as a reduction in the provision for doubtful accounts. Acquisitions we made during 2012 and 2013, which include Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii, of which we acquired the 80% joint venture interest from our partner in May 2012 (the "Pearlridge Acquisition"), Town Center Crossing, an open-air center located in Leawood, Kansas, that we purchased during May 2012, Malibu Lumber Yard (“Malibu”), an open-air center located in Malibu, California, that we purchased in June 2012, University Park Village ("University Park"), an open-air center located in Fort Worth, Texas, that we purchased in January 2013, WestShore Plaza ("WestShore"), an enclosed regional mall located in Tampa, Florida, of which we acquired the remaining 60% joint venture interest from our partner in June 2013 (the "WestShore Acquisition") and Arbor Hills, an open-air center in Ann Arbor, Michigan, that we purchased in December 2013 (the "Arbor Hills Acquisition"), (collectively the "Acquisitions"), contributed an additional $25.5 million in Property Operating Income when comparing the year ended December 31, 2013 to the same period ending in 2012. Also, we experienced an increase in minimum rents of $8.0 million from our comparable mall Properties. During the year ended December 31, 2012, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the joint venture (the "ORC Venture") that owned Tulsa Promenade (“Tulsa”), located in Tulsa, Oklahoma, by $3.3 million that was recorded as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable.

Offsetting these increases to FFO, we incurred $6.0 million more in costs associated with previously issued preferred share issuances. During the year ended December 31, 2013, we redeemed 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares"). In connection with this redemption, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.4 million. During the year ended December 31, 2012, we expensed $3.4 million in previously incurred issuance costs associated with the redemption of our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series F Preferred Shares") and the partial redemption of our Series G Preferred Shares. Also, we incurred $9.8 million of additional interest expense during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase in interest expense can be primarily attributed to the Pearlridge, University Park, and WestShore acquisitions. Also contributing to the increase in interest expense, the Company incurred a $2.4 million defeasance charge associated with the payoff of a mortgage that encumbered The Outlet CollectionTM | Jersey Gardens ("Jersey Gardens"), an outlet center located in Elizabeth, New Jersey. General and administrative expenses were $4.6 million higher for the year ended December 31, 2013 as compared to the same period in 2012. The increase in general and administrative expenses can be attributed to increased costs relating to stock-based executive compensation, salaries and wages, increased travel, and information technology related expenses.

FFO – Comparison of Years Ended December 31, 2012 to December 31, 2011

FFO increased by $23.7 million, or 42.0%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  During the year ended December 31, 2012, we experienced a $36.0 million increase in minimum rents. This increase in minimum rents can be associated primarily with acquisition activity. During December 2011, we acquired Town Center Plaza located in Leawood, Kansas. During May 2012, we completed the Pearlridge Acquisition. Also, during May 2012, we purchased Town Center Crossing (collectively, with Town Center Plaza, referred to herein as “Town Center”). Lastly, during June 2012, we purchased Malibu. These acquisitions contributed $31.5 million in additional minimum rents. Also, Scottsdale Quarter®, located in Scottsdale, Arizona, experienced a $5.0 million increase in minimum rents which was attributable to an increase in the number of tenants open, operating, and paying rent. During the year ended December 31, 2011, we recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  We determined that it was more likely than not that the land would not be developed as previously planned and accordingly reduced the carrying value of the land to its estimated net realizable value.

Offsetting these increases to FFO, we reduced the carrying amount of a note receivable during the year ended December 31, 2012 from Tulsa REIT from the ORC Venture that owned Tulsa by $3.3 million. We recorded this amount as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable. Also, during the year ended December 31, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. We also incurred $5.4 million in ground lease expense associated with Pearlridge and Malibu. General and administrative expenses were $3.4 million higher for the year ended December 31, 2012 as compared to the same period ending in 2011. This increase relates primarily to an increase in share-based executive compensation as well as an increase in professional fees. The increase in professional fees can primarily be attributed to the acquisitions of Pearlridge, Town Center Crossing and Malibu. Finally, we wrote-off $3.4 million in previously incurred issuance costs associated with the redemption of our Series F Preferred Shares and the partial redemption of our Series G Preferred Shares.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations if it is owned by the Company during the entire reporting periods that are being compared, and when the Company files the financial reports. For the year ended December 31, 2013, there were no discontinued operations that were comparable. Any comparable property NOI reported in discontinued operations would be reflected as a separate line item within the comparable NOI reconciliation below similar to the unconsolidated joint venture NOI. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation, and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a Property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents and ground lease payments, amortization of above/below-market intangibles, termination income, and net income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another.

Comparable NOI Growth - Years Ended December 31, 2013 to December 31, 2012

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)
	For the Years Ended December 31,
	2013	2012
Operating income	$87,694	$51,923

Depreciation and amortization	114,945	96,924
General and administrative	28,310	23,688
Proportionate share of unconsolidated joint venture comparable NOI	7,404	19,440
Non-comparable properties (1)	(16,209)	(6,400)
Termination and outparcel net income	(3,364)	(1,267)
Straight-line rents	(3,617)	(2,802)
Non-cash ground lease adjustments	5,920	4,131
Non-recurring, non-cash items (2)	—	21,799
Above/below market lese amortization	(6,384)	(4,160)
Fee income	(2,398)	(4,179)
Other (3)	920	5,015
Comparable NOI	$213,221	$204,112

Comparable NOI percentage change		4.5%

(1)	Amounts include Community Centers and non-comparable mall properties.

(2)	Amounts include impairments and write-down of the Tulsa REIT note receivable.

(3)	Other adjustments include discontinued development costs, non-property income and expenses, and other non-recurring income or expenses.

The growth in NOI for the year ended December 31, 2013 primarily relates to growth in Base Rent and percentage rent due to improvements in occupancy and re-leasing spreads. These increases were partially offset by increases in operating costs at the Properties.

Comparable NOI Growth - Years Ended December 31, 2012 to December 31, 2011

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)
	For the Years Ended December 31,
	2012	2011
Operating income	$51,923	$65,134

Depreciation and amortization	96,924	68,658
General and administrative	23,688	20,281
Proportionate share of unconsolidated joint venture comparable NOI	21,775	22,401
Non-comparable properties (1)	(31,946)	(6,743)
Termination and outparcel net income	(1,267)	(1,664)
Straight-line rents	(2,802)	(3,028)
Non-cash ground lease adjustments	4,131	—
Non-recurring, non-cash items (2)	21,799	8,995
Above/below market lease amortization	(4,160)	438
Fee income	(4,179)	(4,895)
Other (3)	278	5,248
Comparable NOI	$176,164	$174,825

Comparable NOI percentage change		0.8%

(1)	Amounts include Community Centers and non-comparable mall properties.

(2)	Amount includes impairments and write down of the Tulsa REIT note receivable.

(3)	Other adjustments include discontinued development costs, non-property income and expenses, and other non-recurring income or expenses.

The growth in NOI for the year ended December 31, 2012 primarily relates to growth in percentage rent and a decrease in the provision for doubtful accounts.  The growth is offset by a large volume of re-tenanting that resulted in a lower minimum rent for the year ending December 31, 2012, compared to December 31, 2011, for our comparable Properties.

Results of Operations - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Total revenues increased 17.2%, or $56.0 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Of this amount, minimum rents increased $37.2 million, percentage rents increased $1.7 million, tenant reimbursements increased $15.7 million, and other revenues increased by $1.3 million.

Minimum Rents

Minimum rents increased 19.0%, or $37.2 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  During the year ended December 31, 2013, we experienced an increase in minimum rents of $29.3 million as a result of the Acquisitions. We also experienced an increase of $7.9 million attributed to maximizing rents from our comparable Properties.

Percentage Rents

Percentage rents increased by 17.8%, or $1.7 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  During the year ended December 31, 2013, we experienced an increase in percentage rents of $909,000 as a result of the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

Tenant Reimbursements

Tenant reimbursements increased 16.3%, or $15.7 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Of this increase, $13.3 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

Other Revenues

Other revenues increased 5.6% or $1.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2013	2012	Inc. (Dec.)
Licensing agreement income	$10,286	$9,023	$1,263
Gain on the sale of land	219	—	219
Outparcel sales	4,435	760	3,675
Sponsorship income	2,216	1,965	251
Fee and service income	4,240	7,886	(3,646)
Other	3,637	4,078	(441)
Total	$25,033	$23,712	$1,321

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We recorded a $219,000 gain when we sold held-for-development land associated with a parcel located at Scottsdale Quarter for the third phase at Scottsdale Quarter ("Phase III") in exchange for a 25% interest in a joint venture ("SDQ III Residential") that will develop luxury apartment units on the parcel. During the year ended December 31, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million. During the year ended December 31, 2012, we sold two outparcels at Grand Central Mall, located in Vienna, West Virginia, for $760,000. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income can be primarily attributed to the Pearlridge Acquisition, the WestShore Acquisition, and the sale of Lloyd Center ("Lloyd"), a regional mall located in Portland, Oregon, and Tulsa, which were both sold during the year ended December 31, 2013.

Expenses

Total expenses increased 7.4%, or $20.2 million, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Property operating expenses increased $11.4 million, real estate taxes increased $5.5 million, the provision for doubtful accounts decreased $3.3 million, other operating expenses increased $2.4 million, depreciation and amortization increased $18.0 million, general and administrative costs increased $4.6 million, and impairment losses decreased by $18.5 million.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $11.4 million, or 16.1%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Of this increase, $9.6 million was attributable to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

Real Estate Taxes

Real estate taxes increased $5.5 million, or 14.0%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Of this increase, $5.3 million was attributable to the Acquisitions.

Provision for Doubtful Accounts

The provision for doubtful accounts was $2.8 million for the year ended December 31, 2013 compared to $6.1 million for the year ended December 31, 2012.  The provision for the year ended December 31, 2012 includes a $3.3 million charge to reduce the value of a note receivable from the Tulsa REIT.

Other Operating Expenses

Other operating expenses are costs that relate indirectly to the operations of the Properties. These expenses include, but are not limited to: costs related to providing services to our unconsolidated real estate entities, expenses incurred by the Company for vacant spaces, legal fees related to tenant collection matters or other tenant related litigation, rental expense associated with various Properties subject to a ground lease, and costs associated with wages and benefits related to short-term leasing. These expenses may also include costs associated with discontinued projects or sales of outparcels, as applicable.

Other operating expenses increased $2.4 million, or 12.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.  During the year ended December 31, 2013, we incurred $3.2 million in additional ground lease expense associated with Pearlridge and Malibu. Also, during the year ended December 31, 2013, we wrote off $4.1 million in costs associated with the sale of approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio. Offsetting these increases to other operating expenses was $3.2 million in discontinued development costs associated with a former development in Panama City, Florida included during the year ended December 31, 2012. Also we incurred $2.0 million less in expenses associated with providing services to our unconsolidated joint ventures.

Depreciation and Amortization

Depreciation and amortization expense increased by $18.0 million, or 18.6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. Of this increase, $16.7 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses relate primarily to the corporate costs of the Company. These costs include, but are not limited to, wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $28.3 million and $23.7 million for the years ended December 31, 2013 and 2012, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to stock-based executive compensation, salaries and wages, increased travel, and information technology related expenses.

Impairment Loss – Real Estate Assets, Continuing Operations

During the year ended December 31, 2012, the Company initiated discussions with the special servicer related to the non-recourse mortgage on Eastland Mall ("Eastland"), located in Columbus, Ohio. Based upon management's estimated future use of the property, the Company reduced the carrying value of the Property to its estimated net realizable value as part of the Company's impairment evaluation and recorded an $18.5 million impairment loss. The Company valued the Property using an independent appraisal. No impairment losses were recorded by the Company during the year ended December 31, 2013 for its consolidated Properties. During January 2014, we commenced marketing of Eastland and expect to exit the Property during 2014.

Interest Income

Interest income was $34,000 for the year ended December 31, 2013 compared with interest income of $71,000 for the year ended December 31, 2012. The variance is due to interest income earned on the short term investment of the excess proceeds from our secondary offering of common shares of beneficial interest ("Common Stock" or "Common Shares") completed in March 2012 (the "March Offering").

Interest Expense

Interest expense increased 13.8%, or $9.8 million, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The summary below identifies the increase by its various components (dollars in thousands).

	For the Years Ended December 31,
	2013	2012	Inc. (Dec.)
Average loan balance	$1,672,854	$1,367,518	$305,336
Average interest rate	4.71%	5.08%	(0.37)%

Total interest	$78,791	$69,470	$9,321
Amortization of loan fees	3,516	3,887	(371)
Capitalized interest	(3,785)	(2,506)	(1,279)
Defeasance costs	2,387	—	2,387
Fair value adjustments	(1,393)	(841)	(552)
Other	815	557	258
Interest expense	$80,331	$70,567	$9,764

The increase in interest expense was primarily due to an increase in the average loan balance and defeasance costs resulting from the early repayment of the mortgage loan for Jersey Gardens in November 2013. The average loan balance increased primarily due to the Pearlridge Acquisition, the WestShore Acquisition, the Arbor Hills Acquisition, and new mortgage loans placed on Dayton Mall, located in Dayton, Ohio, in August 2012, Town Center Crossing in October 2012, University Park in January 2013, Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, in February 2013, and Jersey Gardens in November 2013. These costs were offset by decreases in the average rate, fair value adjustments and an increase in capitalized interest.  The average rate has decreased due to the mortgage refinancings and financing for acquired and owned Properties. The reduction in amortization of loan fees was primarily due to loan fees incurred on the Dayton Mall and Town Center Plaza term loans during 2012, as well as reductions resulting from the modification of our credit facility in February 2013. Capitalized interest increased due to the redevelopment projects at Jersey Gardens and The Outlet Collection | Seattle ("Seattle"), located in Auburn, Washington. The consolidation of Pearlridge during the second quarter of 2012 resulted in a larger fair value adjustment for the year ended 2013 as compared to the year ended 2012.

Gain on remeasurement of equity method investments

During the years ended December 31, 2013 and 2012, we recorded gains of $19.2 million and $25.1 million, respectively, as a result of the remeasurement of our equity investments in WestShore and Pearlridge, respectively. Both of these gains are the result of the Company applying applicable accounting standards which require a company to re-measure its previously held equity interests in an acquired asset at the acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net, contains results from our equity investments in Properties held in joint ventures. Listed below are the numerous material unconsolidated real estate investments and the time frame that they are included in the results within "Equity in loss of unconsolidated real estate entities, net."

The operating results for Pearlridge are included from the period January 1, 2012 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in Pearlridge and we now own all of the equity interest in this Property.

The results contain the operations of Town Square at Surprise (“Surprise”), located in Surprise, Arizona, from January 1, 2012 through July 19, 2012. On July 20, 2012, the Company made a loan to the joint venture that owns Surprise ("Surprise Venture") in order to facilitate a paydown of the principal balance of its mortgage loan on Surprise, which was deemed a reconsideration event. In accordance with applicable accounting rules, the Company determined that the Surprise Venture was a VIE and that we were the primary beneficiary. Accordingly, the Company consolidated the Surprise Venture effective July 20, 2012.

The results include the operations of the joint venture (the “Blackstone Venture”) which previously owned both WestShore and Lloyd. The operating results for Lloyd are included from January 1, 2012 through June 10, 2013. On June 11, 2013, the Blackstone Venture sold Lloyd to third parties unaffiliated with the Company for $188.3 million. The operating results from WestShore are included from January 1, 2012 through June 24, 2013. On June 25, 2013, we completed the WestShore Acquisition, and we now own all of the equity interest in this Property.

Results for the ORC Venture that owns Puente Hills Mall (“Puente”), located in the City of Industry, California, are included in both periods presented. The ORC Venture previously owned Tulsa, and its operating results are included from January 1, 2012 through June 27, 2013. On June 28, 2013, the ORC Venture sold Tulsa to a third party unaffiliated with the Company for $12.3 million.

The net loss associated with the unconsolidated entities was $59.8 million and $19.7 million for the years ended December 31, 2013 and 2012, respectively.  Our proportionate share of the loss was $31.8 million and $10.1 million for the years ended December 31, 2013 and 2012, respectively.

During the fourth quarter ended December 31, 2013, we initiated discussions with our joint venture partner in the ORC Venture regarding Puente. Based upon these discussions, the anticipated holding period of Puente was reduced, and in connection with the preparation of the financial statements, the ORC Venture reduced the carrying value of Puente to its estimated net realizable value and recorded an $86.7 million impairment loss, of which the Company's pro-rata share was $45.1 million. The Company primarily valued Puente using an independent appraisal. Also, during 2013, the ORC Venture sold Tulsa, which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of the related debt. Lastly, during 2013, the Blackstone Venture sold Lloyd for a gain of $15.3 million.

During the year ended December 31, 2012, the value of the real estate owned by the Surprise Venture was written down to its fair value based upon its estimated future use and a $3.1 million impairment loss was recorded. The Surprise Venture used the estimated net sales value of the Property to determine its fair value, which was calculated by combining an estimated sales value for a stabilized multi-tenant building and an estimated sales value for the outparcels. Also, during 2012, the ORC Venture recorded $20.5 million in impairment losses associated with Tulsa.

The Company has determined that the holding company of the ORC Venture, OG Retail Holding Co., LLC, has met the conditions to qualify as a significant unconsolidated subsidiary under Rule 1-02(w) of Regulation S-X, for which the Company is required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to this Annual Report on Form 10-K.

Discontinued Operations

Total revenues from discontinued operations were $3.7 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively.  Income from discontinued operations during the years ended December 31, 2013 and 2012 totaled $512,000 and $950,000, respectively.

The decrease in revenues and income from discontinued operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 can be attributed primarily to the sale of an outparcel at Northtown Mall ("the Northtown Mall Outparcel Sale"), located in Blaine, Minnesota, which was sold during the year ended December 31, 2012.

Allocation to Noncontrolling Interests

The allocation of loss to noncontrolling interests was $525,000 and $601,000 for the years ended December 31, 2013 and 2012, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. It also includes the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Results of Operations - Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Total revenues increased 21.8%, or $58.4 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Of this amount, minimum rents increased $36.0 million, percentage rents increased $3.5 million, tenant reimbursements increased $19.2 million, and other revenues decreased $312,000.

Minimum Rents

Minimum rents increased 22.5%, or $36.0 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we experienced a $17.4 million increase in minimum rents associated with our acquisition of Pearlridge. We also experienced increases in minimum rents of $11.7 million and $2.4 million associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $5.0 million increase in minimum rents from Scottsdale Quarter which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased 55.3%, or $3.5 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we experienced a $2.0 million increase associated with our acquisition of Pearlridge. The remaining increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 24.9%, or $19.2 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. During the year ended December 31, 2012, we experienced a $12.0 million increase in tenant reimbursements associated with our acquisition of Pearlridge. We also experienced an increase in tenant reimbursements of $5.6 million and $437,000 associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $1.2 million increase associated with Scottsdale Quarter. This increase can primarily be attributed to additional new tenant openings at the center.

Other Revenues

Other revenues decreased by $312,000 or 1.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2012	2011	Inc. (Dec.)
Licensing agreement income	$9,023	$8,830	$193
Outparcel sales	760	1,050	(290)
Sponsorship income	1,965	1,846	119
Fee and service income	7,886	8,575	(689)
Other	4,078	3,723	355
Total	$23,712	$24,024	$(312)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the year ended December 31, 2012, we sold two outparcels at Grand Central Mall for $760,000. During the year ended December 31, 2011, we sold one outparcel at Ashland Town Center, located in Ashland, Kentucky, for $1.1 million. Fee and service income is primarily earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income relates primarily to the acquisition of Pearlridge.

Expenses

Total expenses increased 35.4%, or $71.6 million, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Property operating expenses increased $13.7 million, real estate taxes increased $6.4 million, the provision for doubtful accounts increased $2.6 million, other operating expenses increased $7.7 million, depreciation and amortization increased $28.3 million, general and administrative costs increased $3.4 million, and impairment losses increased by $9.5 million.

Property Operating Expenses

Property operating expenses increased $13.7 million, or 24.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily driven by an increase in Property operating expenses of $10.3 million and $2.0 million, which were associated with the acquisitions of Pearlridge and Town Center, respectively. We also experienced a $1.0 million increase at Scottsdale Quarter which can be primarily attributed to new tenant openings.

Real Estate Taxes

Real estate taxes increased $6.4 million, or 19.5%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase can be primarily attributed to increases of $2.1 million and $3.8 million associated with the acquisitions of Pearlridge and Town Center, respectively. The remaining variance can be attributed to increases in real estate taxes for various Properties throughout our portfolio.

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

Other Operating Expenses

Other operating expenses increased $7.7 million, or 70.2%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. During the year ended December 31, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Also, we incurred $199,000 related to the sale of two outparcels, both located at Grand Central Mall. During the year ended December 31, 2011, we expensed $499,000 in costs related to the sale of an outparcel at Ashland Town Center. Lastly, during the year ended December 31, 2012, we incurred $5.4 million in ground lease expense associated with Pearlridge and Malibu. Offsetting these increases to expenses we experienced a $591,000 decrease in professional fees primarily related to tenant collection matters for the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $28.3 million, or 41.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. We experienced increases of $13.9 million, $7.8 million, and $1.1 million related to the acquisitions of Pearlridge, Town Center, and Malibu, respectively. We also experienced an increase of $4.4 million at Scottsdale Quarter which related primarily to more assets being placed into service.

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

Impairment Loss – Real Estate Assets, Continuing Operations

During the year ended December 31, 2012, the Company initiated discussions with the special servicer related to the non-recourse mortgage on Eastland. Based upon management's estimated future use of the property, the Company reduced the carrying value of the Property to its estimated net realizable value as part of the Company's impairment evaluation and recorded an $18.5 million impairment loss. The Company valued the Property using an independent appraisal.

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

Interest Expense

Interest expense increased 0.6%, or $452,000, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The summary below identifies the increase by its various components (dollars in thousands).

	For the Years Ended December 31,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,367,518	$1,238,518	$129,000
Average interest rate	5.08%	5.39%	(0.31)%

Total interest	$69,470	$66,756	$2,714
Amortization of loan fees	3,887	6,042	(2,155)
Capitalized interest	(2,506)	(5,201)	2,695
Swap termination fees	—	819	(819)
Defeasance costs	—	727	(727)
Fair value adjustments	(841)	262	(1,103)
Other	557	710	(153)
Interest expense	$70,567	$70,115	$452
The increase in interest expense was due to an increase in the average loan balance and a decrease in capitalized interest due to the placement of the completed phases of Scottsdale Quarter into service. The average loan balance increased due to the consolidation of Pearlridge, the new mortgage loans placed on Town Center during 2012 and the refinancing of Dayton Mall in August 2012. These costs were offset by decreases in the average rate, swap termination fees, defeasance costs, fair value adjustments and amortization of loan fees.  The average rate decreased due to the refinancing of mortgages, lower rates achieved on financing for acquired properties and the removal of the LIBOR floor in our corporate credit facility that was included in the modification completed in March 2011 (the "March Modification"). Amortization of loan fees decreased due to the Scottsdale Quarter construction loan fees being fully amortized in May 2011 and the write-off of loan fees associated with the payoff of mortgage loans in connection with the March Modification. The swap termination fees incurred during the first quarter of 2011 were also related to the payoff of debt in connection with the March Modification. The decrease in defeasance costs was due to costs incurred in connection with the mortgage refinancing for Ashland Town Center in June 2011. Additionally, the consolidation of Pearlridge resulted in a larger fair value adjustment which lowered interest expense during 2012.

Gain on remeasurement of equity method investment

During the year ended December 31, 2012, we recorded a gain of $25.1 million as it related to the remeasurement of our equity investment in Pearlridge. This gain was the result of the application of accounting standards that require a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net, contains results from our equity investments in Properties. Listed below are the numerous material unconsolidated real estate investments as well as the time frame that they are included in the results within "Equity in loss of unconsolidated real estate entities, net."

Equity in loss of unconsolidated real estate entities, net in both periods primarily contain results from our investments in the ORC Venture that owned both Puente and Tulsa, as well as the Blackstone Venture that owned both Lloyd and WestShore.

The results from Pearlridge are also included from the period January 1, 2011 through May 8, 2012. On May 9, 2012, we completed the Pearlridge Acquisition and we now own all of the equity interest in this Property.

The results from the Surprise Venture that owns Surprise are included from January 1, 2011 through July 19, 2012. On July 20, 2012, the Company made a loan to the Surprise Venture to facilitate a pay down of the principal balance of the mortgage loan for Surprise which was deemed a reconsideration event. In accordance with applicable accounting rules, the Company determined that the Surprise Venture was a VIE and that it was the primary beneficiary. Accordingly, the Company consolidated the Surprise Venture effective July 20, 2012.

Net loss from the unconsolidated entities was $19.7 million and $11.7 million for the years ended December 31, 2012 and 2011, respectively. Our proportionate share of the loss was $10.1 million and $6.4 million for the years ended December 31, 2012 and 2011, respectively.

The increase in Equity in loss from unconsolidated real estate entities, net related primarily to impairment charges. During the years ended December 31, 2012 and 2011, the ORC Venture incurred $20.5 million and $17.2 million in impairment charges, respectively. Our proportionate share of these charges amounted to $10.6 million and $9.0 million during the years ended December 31, 2012 and 2011, respectively. These impairment charges relate to changes in the estimated fair value based on contingent sales contracts for the sale of Tulsa. Also, during the year ended December 31, 2012, the Surprise Venture was written down to its fair value based upon its estimated future use and recorded a $3.1 million impairment loss. The Surprise Venture used its estimated net sales value of the Property to determine its fair value and was calculated by combining an estimated sales value for a stabilized multi-tenant building plus an estimated sales value for a currently occupied outparcel. Our proportionate share of this loss was $1.6 million.

Discontinued Operations

The net income from discontinued operations during the years ended December 31, 2012 and 2011 was $950,000 and $29.3 million, respectively.  This variance in income can be primarily attributable to the disposal of Polaris Towne Center, located in Columbus, Ohio, which was sold for a gain of $27.8 million during December 2011.

Total revenues from discontinued operations were $6.9 million compared to $7.6 million for the years ended December 31, 2012 and 2011, respectively. Revenues for the year ended December 31, 2012 primarily relate to the Northtown Mall Outparcel Sale. Revenues for the year ended December 31, 2011 primarily relate to Polaris Town Center. Income from discontinued operations was $950,000 compared to $1.5 million for the years ended December 31, 2012 and 2011, respectively.

Allocation to Noncontrolling Interests

The allocation of loss to noncontrolling interests were $601,000 and $212,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures. For the year ended December 31, 2011, noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, common shares, and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met primarily with cash flows provided by operations. We may also use our at-the-market continuous offering program to fund small redevelopment projects and reduce our indebtedness.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuance of preferred and common shares, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on potential growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions, development and redevelopment projects. Also, as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

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

On February 11, 2013, we completed a $225.0 million loan (the “Polaris Loan”) secured by Polaris.  The proceeds were used to repay the prior $125.2 million mortgage loan on Polaris (the "Prior Polaris Loan") and to repay a portion of the principal amount outstanding under our credit facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park Mall ("Colonial Park"), located in Harrisburg, Pennsylvania, with funds available from our credit facility.

On February 20, 2013, we completed a modification and extension of our $250.0 million credit facility (as extended and modified, the “Credit Facility”). The Credit Facility amended the $250.0 million secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the Prior Facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017, with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of December 31, 2013 was LIBOR plus 1.95% per annum. We may increase the total borrowing availability under the Credit Facility to $400.0 million through an accordion feature. Our borrowing availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  We believe that we are in compliance with all covenants of the Credit Facility as of December 31, 2013.

Simultaneous with completing the amendments to the Credit Facility, we closed on a second fully funded and secured credit facility in the amount of $45 million (the “Secured Facility”). The maturity date for the Secured Facility was the earlier to occur of: (i) May 19, 2014 or (ii) the date of repayment of all or any part of the existing mortgage loan secured by Jersey Gardens. GPLP made interest only payments during the term of the Secured Facility. The interest rate for the Secured Facility was LIBOR plus 2.50% per annum. We were able to make optional prepayments of outstanding principal under the Secured Facility subject to certain conditions. Collateral for the Secured Facility consisted of the collateral assignment of membership interests in three limited liability companies and of the partnership interest in one limited partnership, all four of which are affiliates of GPLP and that separately hold title to four different Properties. On November 1, 2013, the Secured Facility was repaid with a portion of the available proceeds resulting from the refinancing of the loan on Jersey Gardens.

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

On June 25, 2013, the Company closed on the WestShore Acquisition. The purchase price for the remaining 60% ownership interest was approximately $111.8 million, including Blackstone's pro-rata share of the $119.6 million mortgage debt currently encumbering the Property, which remained in place after the closing and is included with our other long term indebtedness associated with consolidated real estate Properties, resulting in a cash purchase price for Blackstone's interest of $40.0 million. The WestShore Acquisition was funded with a combination of the proceeds from the sale of Lloyd and available funds from our Credit Facility.

On November 1, 2013, we completed a $350.0 million mortgage loan (the “Jersey Loan”) secured by Jersey Gardens.  The proceeds were used to repay the prior $137.1 million mortgage loan secured by Jersey Gardens (the "Prior Jersey Loan"). Additionally, approximately $148.0 million of the proceeds were used to reduce all outstanding borrowings on our secured and unsecured credit facilities with the balance held as working capital.

On November 13, 2013, we closed on the sale of a parcel of land at Phase III for $9.3 million. We received net proceeds of $5.5 million as well as a 25% interest in SDQ III Residential. The net proceeds from the sale were used towards a principal repayment of approximately $6.0 million on the loan outstanding on the Phase III land of Scottsdale Quarter (the “Phase III Loan”). On December 4, 2013 we repaid the $6.9 million remaining on the Phase III Loan with available working capital.

On December 18, 2013, we completed the Arbor Hills Acquisition, an outdoor retail center located in Ann Arbor, Michigan. Arbor Hills adds approximately 87,000 square feet of GLA to our portfolio. The purchase price for this acquisition was approximately $52.6 million and was funded with the net proceeds from a $25.5 million mortgage loan (the “Arbor Hills Loan”) and the remainder in the form of OP Units and available cash.

On February 13, 2014, we closed on a modification and extension of our Credit Facility (as extended and modified, the “Amended Credit Facility”). The modification increases the commitment amount from $250.0 million to $300.0 million and extends the facility's maturity date to February 12, 2018 with an additional one-year extension option available that would extend the final maturity date to February 12, 2019. The Amended Credit Facility is unsecured and provides for improved pricing through a lower interest rate structure. Based upon current debt levels, Amended Credit Facility pricing is set initially at LIBOR plus 1.75% per annum versus the current rate of LIBOR plus 1.95% per annum. The commitment amount may be increased up to $500.0 million under an accordion feature. Our availability under the Amended Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. Based upon the current pool of unencumbered Properties, at closing we had approximately $204.5 million of availability under the Amended Credit Facility and approximately $203.7 million of unused capacity. The Amended Credit Facility contains customary covenants, including a total corporate debt as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio. Based upon our December 31, 2013 financial statements, we are in compliance with the covenants for the Amended Credit Facility as listed below:

	Amended Facility Requirements	December 31, 2013
Maximum corporate debt to total asset value	60.0%	51.0%
Minimum interest coverage ratio	1.75 x	2.66 x
Minimum fixed charge coverage ratio	1.50 x	1.82 x
Maximum recourse debt	10.0%	4.1%

On February 13, 2014, we completed due diligence and have funds at risk related to a purchase agreement to acquire approximately 290,000 square feet of open-air retail properties located in Oklahoma City, Oklahoma for $51.8 million. The purchase includes three contiguous retail properties and approximately 12 acres of additional real estate parcels. The retail properties include Nichols Hills Plaza, Classen Curve and The Triangle @ Classen Curve. We expect the transaction to close during the first quarter of 2014.

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, common shares of beneficial interest with an aggregate sale price of up to $215.0 million. The 2013 Program replaces the prior $200.0 million continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and, together with the 2013 Program, the “GRT ATM Program”). During the year ended December 31, 2013, we issued 1,504,500 Common Shares under the GRT ATM Program at a weighted average issue price of $11.65 per Common Share, generating net proceeds of $16.9 million after deducting $643,000 of offering related costs and commissions. We used the proceeds from the GRT ATM Program to reduce the outstanding balance on our Credit Facility. As of December 31, 2013, we had $209.2 million available for issuance under the GRT ATM Program.

At December 31, 2013, the Company's total debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 52.8%, compared to 46.1% at December 31, 2012. We also consider and review the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Under GRT's Second Amended and Restated Declaration of Trust, we are authorized to issue 250,000,000 shares of beneficial interest. As of December 31, 2013, we have approximately 61.3 million shares of beneficial interest of GRT available for issuance.

At December 31, 2013, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $198.5 million and the outstanding balance was $0. Additionally, $817,000 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of December 31, 2013, the unused balance of the Credit Facility available to the Company was $197.7 million.

At December 31, 2013, our mortgage notes payable were collateralized by first mortgage liens on nineteen of our Properties having a net book value of $2.1 billion. We have eight unencumbered assets and other corporate assets that have a combined net book value of $241.5 million.

Cash Activity

For the Year Ended December 31, 2013

Net cash provided by operating activities was $118.7 million for the year ended December 31, 2013 (See also “Results of Operations - Year Ended December 31, 2013 Compared to Year Ended December 31, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flows).

Net cash used in investing activities was $254.1 million for the year ended December 31, 2013.  We spent $279.2 million on our investments in real estate. Of this amount, $104.0 million, $35.5 million, and $46.4 million were attributable to the acquisitions of University Park, WestShore, and Arbor Hills, respectively. The amount paid for the WestShore Acquisition is net of cash assumed. We also spent $54.2 million toward development, redevelopment, and renovation projects. Of this amount, $19.7 million relates to the renovation of Jersey Gardens and $24.7 million is attributable to the re-branding and grand re-opening of Seattle. We also spent $31.2 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, WestShore, and Merritt Square Mall ("Merritt"), located in Merritt Island, Florida.  The remaining amount was spent on operational capital expenditures. Offsetting these decreases in cash, we received $7.4 million from the sale of an outparcel at Surprise and the sale of a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Additionally, we received $5.5 million in proceeds from the sale of land related to the joint venture that is building luxury apartments on a portion of Phase III. We also received $25.5 million from the sale of Lloyd.

Net cash provided by financing activities was $177.5 million for the year ended December 31, 2013. We received combined net proceeds of $17.9 million from the GRT ATM Program, our dividend reinvestment plan, and proceeds we received from the exercise of stock options.  We received $715.5 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris, $115.0 million in total for the UPV Term Loan and UPV Loan, $350.0 million for the Jersey Loan, and $25.5 million for the Arbor Hills Loan. Throughout 2013, we reduced our outstanding indebtedness under the Credit Facility by $85.0 million. Furthermore, the Company issued Series I Preferred Shares in March 2013 and April 2013, raising net proceeds of $91.6 million. Offsetting these increases in cash, we made $385.6 million in principal payments on existing mortgage debt.  Of this amount, $125.2 million and $137.1 million were used to repay the Prior Polaris Loan and the Prior Jersey Loan, respectively, due to their refinancing. Also, $60.0 million was used to repay the UPV Term Loan. We paid a total of $48.5 million for the repayment in full of the Colonial Park and SDQ Fee III mortgages, as well as a reduction of the Surprise mortgage.  Additionally, regularly scheduled principal payments of $14.8 million were made on various mortgage loan obligations.  We used $90.0 million toward the redemption of 3.6 million shares of Series G Preferred Shares. Also, $83.5 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2012

Net cash provided by operating activities was $115.2 million for the year ended December 31, 2012.  (See also “Results of Operations - Year Ended December 31, 2013 compared to Year Ended December 31, 2012” for descriptions of 2013 and 2012 transactions affecting operating cash flows.)

Net cash used in investing activities was $318.9 million for the year ended December 31, 2012.  We spent $89.3 million on our investments in real estate. Of this amount, $46.0 million was spent on development, and redevelopment and renovation projects. The amount spent on development, and redevelopment and renovation projects include $15.6 million related to the renovation of Jersey Gardens, $9.6 million at Polaris to acquire the Great Indoors store, $4.9 million at Dayton Mall, Scottsdale Quarter accounted for $6.3 million and the remaining amount is spread throughout the mall portfolio. We also spent $27.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris, Scottsdale Quarter, and Town Center Plaza.  The remaining amount was spent on operational capital expenditures. In addition, we spent $239.3 million toward the Pearlridge Acquisition, the acquisition of Town Center Crossing, and the acquisition of Malibu. Offsetting these decreases in cash, we received $17.9 million in distributions from unconsolidated real estate entities. We also received $7.1 million from the sale of two outparcels at Grand Central Mall and the Northtown Mall Outparcel Sale.

Net cash provided by financing activities was $212.4 million for the year ended December 31, 2012. We issued additional Common Shares as part of the March Offering which raised net proceeds of $216.9 million.  Additionally, we received combined net proceeds of $26.9 million from the 2011 Program, our dividend reinvestment plan, and proceeds we received from the exercise of stock options.  We received $197.0 million in proceeds from the issuance of mortgage notes payable of which $77.0 million was secured by Town Center Plaza, $82.0 million secured by Dayton Mall, and $38.0 million secured by Town Center Crossing. We also received $50.0 million associated with the term loan for Dayton Mall. We increased our outstanding indebtedness under the credit facility by $7.0 million. Furthermore, the Company issued 7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares") in August 2012, raising net proceeds of $96.5 million. This amount was offset by the redemption of all Series F Preferred Shares and a portion of the Series G Preferred Shares totaling $60.0 million and $30.0 million, respectively. Offsetting the other increases to cash, we made $205.9 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing term loan associated with the 2011 purchase of Town Center Plaza and $50.0 million was used to repay the term loan at Dayton Mall. We used a total of $66.7 million of cash towards the reduction of mortgage loans for Colonial Park, Dayton Mall, and Scottsdale Quarter mortgages.  Additionally, regularly scheduled principal payments of $19.2 million were made on various loan obligations.  Also, $80.1 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2011

Net cash provided by operating activities was $79.0 million for the year ended December 31, 2011.  (See also “Results of Operations - Year Ended December 31, 2012 compared to Year Ended December 31, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flows.)

Net cash used in investing activities was $163.0 million for the year ended December 31, 2011.  We spent $54.4 million on our investments in real estate.  Of this amount, $42.3 million was spent on development, redevelopment and renovation projects. This amount spent on development, redevelopment and renovation projects includes $32.3 million related to the development of Scottsdale Quarter.  We also spent $12.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, The Mall at Johnson City, located in Johnson City, Tennessee, Merritt, New Towne Mall, located in New Philadelphia, Ohio, Polaris, and Weberstown Mall located in Stockton, California. The remaining amount was spent on operational capital expenditures.  We spent $98.7 million on the acquisition of Town Center Plaza.  Offsetting these uses of cash, we received $1.1 million from the sale of an outparcel at Ashland Town Center.

Net cash provided by financing activities was $83.6 million for the year ended December 31, 2011.  We made $153.3 million in principal payments on existing mortgage debt.  Of this amount, $137.0 million was primarily used to repay the existing mortgages on the lifestyle component of Polaris, Morgantown Mall, located in Morgantown, West Virginia, Northtown Mall, and Ashland Town Center.  Additionally, regularly scheduled principal payments of $16.3 million were made on various loan obligations.  Also, $65.7 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  Throughout 2011 we reduced our outstanding indebtedness under the Prior Facility by $75.6 million.  Offsetting the decreases to cash were proceeds we received from the issuance of Common Shares, a mortgage refinancing and additional borrowings.  We received combined net proceeds of $256.6 million from the issuance of an additional offering of Common Shares in January 2011, shares issued from the GRT ATM Program, our dividend reinvestment plan, and proceeds we received from the exercise of stock options. Finally, we received $129.5 million in proceeds from the issuance of mortgage notes payable.  Of this amount, $70.0 million was received for the term loan associated with the acquisition of Town Center Plaza, $42.1 million was received for the mortgage associated with Ashland Town Center, and $15.0 million was received for the mortgage associated with Phase III at Scottsdale Quarter.  The remaining amount was the result of additional borrowings from the Scottsdale Quarter construction loan.

Financing Activity - Consolidated

Total debt increased by $363.1 million during 2013. The change in outstanding borrowings from December 31, 2012 is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2012	$1,399,774	$85,000	$1,484,774
New mortgage debt	715,500	—	715,500
Consolidation of WestShore	119,600	—	119,600
Repayment of debt	(370,748)	—	(370,748)
Debt amortization payments	(14,830)	—	(14,830)
Amortization of fair value adjustment	(1,393)	—	(1,393)
Net payments, facilities	—	(85,000)	(85,000)
December 31, 2013	$1,847,903	$—	$1,847,903

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

On February 8, 2013, we reduced the mortgage loan on Surprise by $2.3 million, to a balance of $1.3 million, with funds available from the sale of an outparcel located at Surprise.

On February 11, 2013, we closed on the $225.0 million Polaris Loan.  The Polaris Loan is evidenced by a promissory note and secured by a first mortgage lien on Polaris. The Polaris Loan is non-recourse, has an interest rate of 3.90% per annum, and a maturity date of March 1, 2025. The Polaris Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term, with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Polaris Loan were used to repay the prior $125.2 million mortgage loan on Polaris and to reduce outstanding borrowings on our Prior Facility.

On February 19, 2013, we repaid the $33.4 million mortgage loan on Colonial Park with available funds from our Prior Facility.

On April 8, 2013, we closed on the $55.0 million UPV Loan.  The UPV Loan is evidenced by a promissory note and secured by a first mortgage lien on University Park. The UPV Loan is non-recourse, has an interest rate of 3.85% per annum, and a maturity date of May 1, 2028. The UPV Loan requires the borrowers to make periodic payments of interest only during the first seven years of the loan and payments of principal and interest for the remainder of the term, with all outstanding principal and accrued interest being due and payable on the maturity date. The UPV Loan replaces the UPV Term Loan which was repaid on April 2, 2013.

On June 25, 2013, we closed on the WestShore Acquisition. The purchase price for the remaining 60% ownership interest was approximately $111.8 million, including Blackstone's pro-rata share of the $119.6 million mortgage debt currently encumbering the Property, which remained in place after the closing and is included with our other long term indebtedness associated with consolidated real estate properties, resulting in a cash purchase price for Blackstone's interest of approximately $40.0 million. The WestShore Acquisition was funded with a combination of the proceeds from the Lloyd sale and available funds from our Credit Facility.

On November 1, 2013, we closed on the $350.0 million Jersey Loan.  The Jersey Loan is evidenced by a promissory note and secured by a first mortgage lien on Jersey Gardens. The Jersey Loan is non-recourse, has an interest rate of 3.83% per annum, and a maturity date of November 1, 2020. The Jersey Loan requires the borrowers to make periodic payments of interest only during the term of the loan, with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Jersey Loan were used to repay the prior $137.1 million mortgage loan on Jersey Gardens. Additionally, approximately $148.0 million of the proceeds were used to reduce all outstanding borrowings on our secured and unsecured credit facilities, with the balance held as working capital.

On November 13, 2013, we closed on the sale of a parcel of land at Phase III for $9.3 million. We received net proceeds of $5.5 million as well as a 25% interest in SDQ III Residential. The net proceeds from the sale were used towards a principal repayment of approximately $6.0 million on the loan outstanding on the Phase III Loan. On December 4, 2013, we repaid the $6.9 million remaining on the Phase III Loan with available working capital.

On December 18, 2013, we closed on the $25.5 million Arbor Hills Loan.  The Arbor Hills Loan was evidenced by a promissory note and secured by a first mortgage lien on Arbor Hills. The Arbor Hills Loan is non-recourse, has an interest rate of 4.27% per annum, and a maturity date of January 1, 2047, however, the lender may exercise its option to call the loan beginning on January 1, 2026. The loan requires the borrower to make monthly payments of interest only during the first three years of the loan and payments of principal and interest for the remainder of the term, with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds from the Arbor Hills Loan were used towards the purchase of Arbor Hills.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities decreased by $266.8 million during 2013, of which $109.8 million represents our pro-rata share. The change in outstanding borrowings is attributable to the activities described below.

On June 11, 2013, the Blackstone Venture completed the sale of Lloyd and its adjacent outparcels to third parties unaffiliated with the Company. The $116.9 million mortgage loan was repaid with proceeds from the sale.

On June 25, 2013, we completed the WestShore Acquisition. As a result, we are now including the mortgage debt associated with WestShore in our consolidated financial statements.

On June 28, 2013, the ORC Venture completed the sale of Tulsa for a purchase price of $12.3 million. In accordance with an agreement with the lenders, the net proceeds, in addition to the cash on hand, were accepted as payment in full for the $26.1 million mortgage loan and the borrower was released from all remaining obligations. As a result of the transaction, the ORC Venture made a loan repayment of approximately $12.8 million and recognized a gain on debt forgiveness of approximately $13.3 million.

The mortgage note payable associated with Puente is collateralized with a first mortgage lien. At December 31, 2013, Puente had a net book value of $85.2 million.

Consolidated Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2013 related to our consolidated operations (in thousands):

Consolidated Obligations and Commitments	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt (includes interest payments)	$2,315,193	$192,907	$865,309	$98,230	$1,158,747
Distribution obligations	74,810	31,170	28,063	15,577	—
OP Unit redemptions	22,937	22,937	—	—	—
Lease obligations	3,033	821	1,440	772	—
Tenant allowances	39,065	39,065	—	—	—
Ground lease obligations	307,608	4,753	9,506	9,555	283,794
Purchase obligations	12,223	12,223	—	—	—
Total consolidated obligations and commitments	$2,774,869	$303,876	$904,318	$124,134	$1,442,541

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 4 - “Mortgage Notes Payable” and Note 5 - "Notes Payable" to the consolidated financial statements.

At December 31, 2013, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2013 GRT and GPLP's general partner declared, respectively, distributions of $0.10 per Common Share and OP Units, which totaled $14.8 million, to be paid during the first quarter of 2014.  Our Series G Preferred Shares, Series H Preferred Shares and Series I Preferred Shares pay cumulative dividends and therefore GRT is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $23.6 million per year.  The Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. The dividends on the Series H Preferred Shares and Series I Preferred Shares are included in the table above through their optional redemption dates of August 10, 2017 and March 27, 2018, respectively. The obligation for the dividends for the Series H Preferred Shares and Series I Preferred Shares are included in the consolidated obligations and commitments table above as of December 31, 2013. The distribution obligation at December 31, 2013 for Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares are $2.4 million, $1.9 million and $1.6 million which represent the dividends declared but not paid as of December 31, 2013, respectively.

At December 31, 2013, there were approximately 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2013 is $22.9 million based upon a per unit value of $9.37 at December 31, 2013 (based upon a five-day average of the Common Stock price from December 23, 2013 to December 30, 2013).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2013 was $3.0 million.

At December 31, 2013, we had executed leases committing to $39.1 million in tenant allowances.  The leases will generate gross rents of approximately $134.8 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development and other miscellaneous commitments.  These obligations totaled $12.2 million at December 31, 2013.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047, with three five-year extension options available. Our obligations under the aforementioned ground leases are included in the above table.

Commercial Commitments

The Credit Facility terms as of December 31, 2013, are discussed in Note 5 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

The following table shows the Company's pro-rata share of our contractual obligations and commitments as of December 31, 2013 associated with our material unconsolidated real estate entity (in thousands):

Pro-rata Share of Unconsolidated Joint Venture Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt (includes interest payments)	$36,134	$1,404	$2,808	$31,922	$—
Tenant allowances	353	353	—	—	—
Ground lease obligations	205	205	—	—	—
Purchase obligations	42	42	—	—	—
Total pro-rata share of unconsolidated joint venture obligations	$36,734	$2,004	$2,808	$31,922	$—

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest relate to the mortgage on Puente.

We have a pro-rata obligation for tenant allowances in the amount of $353,000 for tenants who have signed leases at Puente.  The leases will generate pro-rata gross rents of approximately $3.4 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development and other miscellaneous commitments.  These obligations totaled $42,000 at December 31, 2013.

The Company currently has a ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by an independent appraisal, with the next re-appraisal due in 2014. Accordingly, our pro-rata share of this obligation is included in the above table through 2014.  The ground lease at Puente expires in 2059.

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service. At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset. Included within Developments in Progress is the capitalization of internal costs such as wages and benefits, of which we capitalized $2.7 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the years ended December 31, 2013 and 2012 the Company capitalized $6.5 million and $5.6 million, respectively, of these costs.

The table below provides the amount we spent on capital expenditures (amounts in thousands) during the year ended December 31, 2013. The amounts represented within the table generally include cash paid to third parties. This table excludes numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture, fixtures, computer equipment, and automobiles.

	Capital Expenditures for the Year Ended December 31, 2013
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$1,402	$—	$1,402
Redevelopment and renovation projects	$48,563	$322	$48,885
Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$16,310	$1,543	$17,853
Non-Anchor stores	14,865	1,159	16,024
Operational capital expenditures	13,783	199	13,982
Total Property Capital Expenditures	$44,958	$2,901	$47,859

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Our anchor store tenant improvements for the twelve months ending December 31, 2013 include improvements for a Dick’s Sporting Goods and Macy's at WestShore, Sports Authority at Merritt, Marshall’s at New Towne Mall, and Burlington Coat Factory, Cohoes, and Tommy Hilfiger at Jersey Gardens.

The tenant improvements in 2013 for non-anchor stores include stores such as Urban Outfitters and Zinburger at Scottsdale Quarter, The Buckle, Jo-Ann Fabrics, and PS from Aeropostale at Ashland Town Center, American Eagle and PS from Aeropostale at Grand Central Mall, Ulta Cosmetics at both River Valley Mall and Indian Mound Mall, Lenscrafters at Merritt, and Tilly’s at Town Center Plaza.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation, and redevelopment activities.  Our business strategy is to enhance the quality of the Company's assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties. We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under the Credit Facility, proceeds from the 2013 Program, construction financing, long-term mortgage debt, and proceeds from the sale of assets or equity offerings.

In 2013, we completed our redevelopment projects to update our two outlet Properties, Jersey Gardens and Seattle. Our redevelopment included remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to complement the existing retailers at these two Properties. The Company spent $58.6 million through the fourth quarter of 2013 on The Outlet Collection redevelopment and the yield expected on the redevelopment is between 7% - 9%.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

The first two phases of Scottsdale Quarter are completed with approximately 543,000 square feet of GLA consisting of approximately 367,000 square feet of retail space and approximately 176,000 square feet of office space above the retail units. Approximately 93.0% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter, as well as proceeds from our Credit Facility. The tenant mix and overall leasing progress made to date on Scottsdale Quarter is consistent with our expectations for the Property.  Between signed leases, leases out for signature and letters of intent, we have approximately 98% of Phases I and II space addressed at Scottsdale Quarter. Apple, Brio, Dominick's Steakhouse, Express, Free People, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Restoration Hardware, Sephora, Stingray Sushi, True Food, Urban Outfitters, and West Elm are among those who have opened their stores.

With respect to Phase III, we commenced construction on the north parcel in November 2013. The north parcel development will entail luxury apartment units with ground floor retail. We have retained a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. We contributed the land to this joint venture in exchange for $5.5 million in cash and the 25% interest, but are not obligated to make future capital contributions. The cornerstone of the remaining Phase III development will be retail, but could also include residential, lodging, or office.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our material joint venture Malls (“Mall Store Sales”) for the twelve months ended December 31, 2013 were $468 per square foot, a 7.6% increase from the $435 per square foot reported for the twelve months ended December 31, 2012.  Mall Store Sales for comparable Properties, which include only those stores open for the twelve months ended December 31, 2013 and the same period of 2012, increased approximately 2.5%.

Property Occupancy

Portfolio occupancy statistics by Property type are summarized below:

	Occupancy (1)
	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
Core Mall Portfolio (2):
Mall Non-Anchors	94.7%	93.3%	91.0%	90.5%	93.2%
Total Occupancy	95.6%	95.0%	94.7%	94.2%	95.3%
Community Centers:
Community Center Non-Anchors	86.1%	82.5%	80.0%	77.6%	83.6%
Total Occupancy	94.5%	93.1%	92.1%	91.1%	93.4%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture Malls.

As of December 31, 2013, physical occupancy for Core Malls - Total Occupancy was 94.0%. Physical occupancy excludes tenants who are paying for vacant spaces as well as non-leasable space that is under development.

Core Mall portfolio total non-anchor occupancy increased from 93.2% at December 31, 2012 to 94.7% at December 31, 2013. Core Mall portfolio total anchor occupancy decreased from 96.6% at December 31, 2012 to 96.3% at December 31, 2013.

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

The following table summarizes our new and renewal leasing activity for the year ended December 31, 2013:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall Anchors	232,484	318,738	551,222	$14.05	$8.77	$10.72
Mall Non-Anchors	334,550	716,074	1,050,624	$29.11	$31.11	$30.44

Re-leasing spreads represent the percentage change in Base Rent for permanent leases signed, both new and renewals, to the Base Rent for comparative tenants for those leases where the space was occupied in the previous twenty-four months. Re-leasing spreads for the Core Malls increased by 15% for the non-anchor leases signed during the fiscal year 2013, with Base Rents averaging $33.78 psf. This is consistent with the growth in Base Rents that we targeted for our 2013 leasing activity. With tenant occupancy cost of 10.4% at the end of 2013, we expect that we can continue to see our re-leasing spreads remain greater than 10% in 2014.

The following table summarizes the new and renewal lease activity and the comparative prior rents for the twelve months ended December 31, 2013, for only those leases where the space was occupied in the previous 24 months:

	GLA Analysis					Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall Anchors	100,000	163,781	263,781	$16.23	$20.25	$11.16	$9.76	$13.08	$13.74	-5%
Mall Non-Anchors	149,191	455,375	604,566	$33.45	$27.85	$33.89	$30.04	$33.78	$29.50	15%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2013, approximately 92.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates, with a weighted-average maturity of 6.2 years and a weighted-average interest rate of approximately 4.7%. At December 31, 2012, approximately 89.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years, and a weighted-average interest rate of approximately 5.2%. The remainder of our debt at December 31, 2013 and December 31, 2012 bore interest at variable rates with weighted-average interest rates of approximately 3.7% and 3.1%, respectively.

At December 31, 2013, the fair value of our debt (excluding borrowings under our Credit Facility) was $1.838 billion, compared to its carrying amount of $1.848 billion. Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2013, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.1 million per year. Also, the fair value of our debt would decrease by approximately $48.0 million. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $42,000 per year and increase the fair value of our debt by approximately $51.6 million. The savings in interest expense noted above that would result from a 100 basis point decrease in market rates is limited due to the current LIBOR rate, which was 0.17% as of December 31, 2013. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 - "Derivative Financial Instruments" to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedule of GRT and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC and are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management, and disclosed in a timely manner.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting.  BDO USA, LLP has issued an attestation report on the effectiveness of the Company's internal control over financial reporting included herein.

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 25, 2014

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

Item 9B.   Other Information

None.

PART III

Item 10.   Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2013 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,809,240	$16.42	2,476,268
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statements

3.1	Articles of Amendment and Restatement of Declaration of Trust for the Glimcher Realty Trust Second Amended and Restated Declaration of Trust. (7)
3.2	Amended and Restated Bylaws. (4)
3.3	Articles Supplementary classifying and designating 4,000,000 Shares of Beneficial Interest as 6.875% Series I Cumulative Redeemable Preferred Shares, par value $0.01 per share. (32)
3.4	Articles Supplementary classifying 4,000,000 Shares of Beneficial Interest of the Registrant as Series H Cumulative Redeemable Preferred Shares, par value $0.01 per share. (10)
3.5
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (11)

3.6	Articles Supplementary Classifying and Designating an additional 3,500,000 preferred shares as 8.125% Series G Cumulative Redeemable Preferred Shares, par value $.01 per share. (31)
3.7	Specimen Certificate for Common Shares of Beneficial Interest. (1)
3.8	Specimen Certificate evidencing the Series H Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)
3.9	Specimen Certificate for evidencing 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest. (32)
3.1	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
4.1	Form of Senior Debt Indenture. (26)
4.2	Form of Subordinated Debt Indenture. (26)
4.3	Articles of Amendment and Restatement of Declaration of Trust for the Glimcher Realty Trust Second Amended and Restated Declaration of Trust. (7)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (24)
10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (24)

10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (24)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (24)
10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (24)
10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (24)
10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (24)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (24)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 9, 2008. (24)
10.12	Amendment No. 10 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of April 28, 2010. (31)
10.13	Amendment No. 11 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of August 10, 2012. (5)
10.14	Amendment No. 12 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of March 27, 2013. (32)
10.15	2011 Glimcher Long Term Incentive Compensation Plan. (35)
10.16	Form of Trustee Indemnification Agreement.
10.17	Form of Annual GRT Executive Bonus Plan.
10.18	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (12)
10.19	Glimcher Realty Trust 2012 Incentive Compensation Plan. (30)
10.20	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.21
Form of Performance Share Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and 2011 Glimcher Long-Term Incentive Compensation Plan (replaces Exhibit 10.130 of Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011). (2)

10.22	Form of Amendment to Severance Benefits Agreement by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and certain named executives of Glimcher Realty Trust. (35)
10.23	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.24	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.25	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (14)
10.26	Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (16)
10.27	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (18)
10.28	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (8)
10.29	Severance Benefits Agreement, dated as of June 15, 2010, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Armand Mastropietro. (34)
10.30	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (6)
10.31	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (17)
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

10.39
Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.40
Assignment of Leases and Rents, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.41
Limited Guaranty, dated January 17, 2012, by Glimcher Properties Limited Partnership in favor of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.42
Environmental Indemnification Agreement, dated January 17, 2012, by Glimcher Properties Limited Partnership for benefit of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza). (2)

10.43	Loan Agreement, as amended, dated as of April 8, 2010, between Glimcher MJC, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.44	Promissory Note, dated April 8, 2010, issued by Glimcher MJC, LLC in the amount of fifty-five million dollars ($55,000,000). (33)
10.45
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, as amended, effective as of April 8, 2010, by Glimcher MJC, LLC. (33)

10.46	Guaranty (unfunded obligations), executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.47	Guaranty, executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.48	Environmental Indemnity Agreement, dated April 8, 2010, by Glimcher Properties Limited Partnership and Glimcher MJC, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.49	Loan Agreement, dated as of June 30, 2010, between Grand Central Parkersburg, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.50	Promissory Note, dated June 30, 2010, issued by Grand Central Parkersburg, LLC in the amount of forty-five million dollars ($45,000,000). (33)
10.51	Environmental Indemnity Agreement, dated June 30, 2010, by Glimcher Properties Limited Partnership and Grand Central Parkersburg, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (34)
10.52	Loan Agreement, dated as of September 9, 2010, between SDQ Fee, LLC and German American Capital Corporation. (33)
10.53	Guaranty of Recourse Obligations, dated as of September 9, 2010, by Glimcher Properties Limited Partnership for the benefit of German American Capital Corporation. (34)
10.54	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated September 9, 2010, by SDQ Fee, LLC. (34)
10.55	Promissory Note, dated September 9, 2010, issued by SDQ Fee, LLC in the amount of Seventy Million Dollars ($70,000,000). (34)
10.56	Guaranty, executed as of June 30, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Grand Central Parkersburg, LLC). (33)
10.57
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, executed as of June 30, 2010, by Grand Central Parkersburg, LLC. (33)

10.58	Loan Agreement, dated as of August 22, 2012, by and between Dayton Mall II, LLC and Wells Fargo Bank, National Association. (37)

10.59	Promissory Note, dated August 22, 2012, issued by Dayton Mall II, LLC to Wells Fargo Bank, National Association in the principal amount of $82,000,000. (37)
10.60
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 22, 2012, by Dayton Mall II, LLC for the benefit of Wells Fargo Bank, National Association. (37)

10.61	Guaranty of Recourse Obligations, dated as of August 22, 2012, by Dayton Mall II, LLC in favor of Wells Fargo Bank, National Association. (37)
10.62	Purchase and Sale Agreement, dated as of March 20, 2012, by and between BRE/Pearlridge Member LLC and GRT Pearlridge, LLC. (39)
10.63
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (28)

10.64
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (28)

10.65	Loan Agreement, dated June 21, 2012, by and between Puente Hills Mall, LLC and Midland National Life Insurance Company. (38)
10.66	Deed of Trust, Security Agreement and Fixture Filing, dated as of June 21, 2012, by Puente Hills Mall, LLC for the benefit of Midland National Life Insurance Company. (38)
10.67	Assignment of Leases and Rents, dated as of June 21, 2012, by Puente Hills Mall, LLC to Midland National Life Insurance Company. (38)
10.68	Environmental Indemnity Agreement, dated as of June 21, 2012, by Puente Hills Mall, LLC and Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company. (38)
10.69	Guaranty Agreement, dated as of June 21, 2012, by Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company. (38)
10.70	Promissory Note, dated as of June 21, 2012, issued by Puente Hills Mall, LLC to Midland National Life Insurance Company in the principal amount of $60,000,000. (38)
10.71	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.72	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.73	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.74	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.75	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.76	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.77	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (19)
10.78	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (25)
10.79
Term Loan Agreement, dated as of January 7, 2013, among UPV Glimcher L.P., Glimcher Properties Limited Partnership, KeyBank National Association and several other participating lenders that are parties to the agreement from time to time. (15)

10.80
Collateral Assignment of Interest, dated January 7, 2013, by Glimcher Properties Limited Partnership and UPV Glimcher L.P. to KeyBank National Association, as agent for itself and other participating lenders that are parties to the Term Loan Agreement from time to time. (15)

10.81	Note, dated January 7, 2013, issued from UPV Glimcher L.P. and Glimcher Properties Limited Partnership to KeyBank National Association in the principal amount of $60,000,000. (15)
10.82
Parent Guaranty, dated January 7, 2013, by Glimcher Realty Trust to and for the benefit of KeyBank National Association, as agent for itself and other participating lenders that are parties to the Term Loan Agreement from time to time. (15)

10.83	Promissory Note A1, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of eighty-five million dollars ($85,000,000). (9)
10.84	Promissory Note A2, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of twenty-eight million five hundred thousand dollars ($28,500,000). (9)

10.85
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.86
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.87	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.88	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.89	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.90	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.91	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (22)
10.92	Agreement of Purchase and Sale by and between UPV Corporation and Glimcher Properties Limited Partnership, dated December 6, 2012 (Purchase of University Park Village). (15)
10.93	Promissory Note, dated April 8, 2013, issued by UPV Glimcher L.P. to Teachers Insurance and Annuity Association of America (pertains to UPV Loan). (29)
10.94
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 8, 2013, by UPV Glimcher L.P. for the benefit of Teachers Insurance and Annuity Association of America (pertains to UPV Loan) (29).

10.95	Assignment of Leases and Rents, dated, April 8, 2013, by UPV Glimcher L.P. for the benefit of Teachers Insurance and Annuity Association of America (pertains to UPV Loan). (29)
10.96	Guaranty of Borrower's Recourse Liabilities, dated April 8, 2013, by Glimcher Properties Limited Partnership to Teachers Insurance and Annuity Association of America (pertains to UPV Loan). (29)
10.97	Environmental Indemnity, dated April 8, 2013, Glimcher Properties Limited Partnership to Teachers Insurance and Annuity Association of America (pertains to UPV Loan). (29)
10.98	Purchase and Sale Agreement, dated June 6, 2013, by and between BRE/GRJV Holdings LLC and GRT WSP-LC Holdings LLC (pertains to WestShore Plaza acquisition). (29)
10.99	Agreement of Purchase and Sale, dated May 17, 2013, between LC Portland, LLC and Capref Acquisitions (pertains to Lloyd Center sale). (29)
10.10	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.10	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.102	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.103
Guaranty of Recourse Obligations, dated December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)

10.104	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Extended Vesting). (20)
10.105
Fourth Amended and Restated Credit Agreement, dated as of February 20, 2013, among Glimcher Properties Limited Partnership, KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, The Huntington National Bank, PNC Bank National Association, Raymond James Bank, N.A., Goldman Sachs Bank USA, and Fifth Third Bank. (27)

10.106	Amended and Restated Parent Guaranty, dated as of February 20, 2013, by Glimcher Realty Trust and Glimcher Properties Corporation in favor of KeyBank National Association. (27)
10.107	Amended and Restated Subsidiary Guaranty (Form of Agreement Relating to 4th Amended and Restated Credit Agreement). (27)
10.108
Secured Line of Credit Loan Agreement, dated as of February 20, 2013, among Glimcher Properties Limited Partnership, KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, The Huntington National Bank, PNC Bank National Association, Raymond James Bank, N.A., Goldman Sachs Bank USA, and Fifth Third Bank. (27)

10.109	Parent Guaranty, dated as of February 20, 2013, by Glimcher Realty Trust and Glimcher Properties Corporation in favor of KeyBank National Association. (27)

10.110
Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 11, 2013, by PFP Columbus II, LLC for the benefit of Teachers Insurance and Annuity Association of America. (27)

10.111
Promissory Note, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America in the amount of Two Hundred and Seventy Million Dollars ($270,000,000). (27)

10.112	Assignment of Leases and Rents, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America. (27)
10.113	Environmental Indemnity, dated February 11, 2013, by PFP Columbus II, LLC in favor of Teachers Insurance and Annuity Association of America. (27)
10.114	Guaranty of Borrower's Recourse Liabilities, dated February 11, 2013, by Glimcher Properties Limited Partnership in favor of Teachers Insurance and Annuity Association of America. (27)
10.115
Promissory Note A-1, dated October 31, 2013, issued by N.J. Metromall Urban Renewal, Inc. and JG Elizabeth II, LLC to the order of Wells Fargo Bank, National Association in the amount of One Hundred and Forty Million Dollars ($140,000,000) (issued in connection mortgage loan for The Outlet Collection│Jersey Gardens).

10.116
Promissory Note A-2, dated October 31, 2013, issued by N.J. Metromall Urban Renewal, Inc. and JG Elizabeth II, LLC to the order of Wells Fargo Bank, National Association in the amount of One Hundred and Thirty Million Dollars ($130,000,000) (issued in connection mortgage loan for The Outlet Collection│Jersey Gardens).

10.117
Promissory Note A-3, dated October 31, 2013, issued by N.J. Metromall Urban Renewal, Inc. and JG Elizabeth II, LLC to the order of Wells Fargo Bank, National Association in the amount of Eighty Million Dollars ($80,000,000) (issued in connection mortgage loan for The Outlet Collection│Jersey Gardens).

10.118
Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of October 31, 2013, made by N.J. Metromall Urban Renewal, Inc. and JG Elizabeth II, LLC for the benefit of Wells Fargo Bank, National Association (relates to mortgage loan for The Outlet Collection│Jersey Gardens).

10.119
Loan Agreement, dated October 31, 2013, between N.J. Metromall Urban Renewal, Inc., JG Elizabeth II, LLC, and Wells Fargo Bank, National Association (relates to mortgage loan for The Outlet Collection│Jersey Gardens).

10.120
Environmental Indemnity Agreement, dated October 31, 2013, made by N.J. Metromall Urban Renewal, Inc., JG Elizabeth II, LLC, and Glimcher Properties Limited Partnership in favor of Wells Fargo Bank, National Association (relates to mortgage loan for The Outlet Collection│Jersey Gardens).

10.121
Guaranty of Recourse Obligations, dated October 31, 2013, by Glimcher Properties Limited Partnership for the benefit of Wells Fargo Bank, National Association (relates to mortgage loan for The Outlet Collection│Jersey Gardens).

10.122
Membership Interest Purchase and Sale Agreement, as amended, by and between NPSG-Ann Arbor LLC and Arbor Retail LLC and Glimcher Properties Limited Partnership, dated August 22, 2013 (acquisition of Arbor Hills).

10.123
Promissory Note, dated December 18, 2013, issued by AHC Washtenaw, LLC in the amount of Twenty-Five Million Five Hundred Thousand Dollars ($25,500,000) in favor of Security Life of Denver Insurance Co. (issued in connection mortgage loan for Arbor Hills).

10.124
Limited Guaranty, dated December 18, 2013, by Glimcher Properties Limited Partnership to and for the benefit of Security Life of Denver Insurance Company (issued in connection mortgage loan for Arbor Hills).

10.125	Limited Guaranty, dated December 18, 2013, by AHC Ann Arbor LLC to and for the benefit of Security Life of Denver Insurance Company (issued in connection mortgage loan for Arbor Hills).
10.126	Mortgage, dated December 18, 2013, by AHC Washtenaw LLC for the benefit of Security Life of Denver Insurance Company (issued in connection mortgage loan for Arbor Hills).
10.127	Assignment of Rents and Leases, dated December 18, 2013, by AHC Washtenaw, LLC to and for the benefit of Security Life of Denver Insurance Company (issued in connection mortgage loan for Arbor Hills).
10.128
Environmental Indemnification Agreement, dated December 18, 2013, by AHC Washtenaw, LLC and Glimcher Properties Limited Partnership to and for the benefit of Security Life of Denver Insurance Company (issued in connection mortgage loan for Arbor Hills).

10.129	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (23)
10.130	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (23)
10.131	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (21)
10.132	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Trustee Awards). (24)
10.133
Amended and Restated Loan Agreement, dated as of May 23, 2012, among Kierland Crossing, LLC, Glimcher Properties Limited Partnership, KeyBank National Association, KeyBanc Capital Markets, PNC Bank National Association, and the several lenders party to the agreement from time to time. (38)

10.134
First Amendment to Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 23, 2012, by Kierland Crossing, LLC for the benefit of KeyBank National Association, as administrative agent. (38)

10.135	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $26,750,000. (38)
10.136	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $26,750,000. (38)
10.137	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $26,750,000. (38)
10.138	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $26,750,000. (38)
10.139	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $5,750,000. (38)
10.140	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to The Huntington National Bank in the principal amount of $5,750,000. (38)
10.141	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $5,750,000. (38)
10.142	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $5,750,000. (38)
10.143	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $5,750,000. (38)
10.144	Loan Agreement, dated October 25, 2012, by and between 119 Leawood, LLC and ING Life Insurance and Annuity Company. (15)
10.145	Promissory Note, dated October 25, 2012, issued by 119 Leawood, LLC to ING Life Insurance and Annuity Company in the principal amount of $38,000,000. (15)
10.146	Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company. (15)
10.147	Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company (2nd Mortgage). (15)
10.148	Assignment of Rents and Leases, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company. (15)
10.149	Assignment of Rents and Leases, dated October 25, 2012, by 119 Leawood, LLC for benefit of ING Life Insurance and Annuity Company (2nd Mortgage). (15)
10.150	Limited Guaranty, dated October 25, 2012, by Leawood TCP, LLC for the benefit of ING Life Insurance and Annuity Company. (15)
10.151	Limited Guaranty, dated October 25, 2012, by 119 Leawood, LLC for the benefit of ING Life Insurance and Annuity Company. (15)
10.152	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Executive Awards - Five Year Cliff Vesting). (37)
10.153	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Trustee Awards). (38)
10.154	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Trustee Awards). (38)
10.155	Form Performance Share Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan. (38)
10.156	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Incentive Stock Options). (38)
10.157	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Non-Qualified Stock Options). (38)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company's CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	OG Retail Holding Co., LLC Financial Statements
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.
(3)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(5)	Incorporated by reference to Glimcher Realty Trust's Current Report on Form 8K, filed with the Securities and Exchange Commission on August 10, 2012.
(6)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(7)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 16, 2012.
(8)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(9)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(10)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on August 10, 2012.
(11)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(12)	Incorporated by reference to Appendix A of Glimcher Realty Trust's Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(13)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(14)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 22, 2013.
(16)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(17)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(18)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(19)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(21)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(22)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(23)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.

(24)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(25)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(26)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-3ASR, SEC File No. 333-172462, filed with the Securities and Exchange Commission on February 25, 2011.
(27)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March31, 2013, filed with the Securities and Exchange Commission on April 26, 2013.
(28)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(29)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on July 23, 2013.
(30)	Incorporated by reference to Glimcher Realty Trust's Form S-8, filed with the Securities and Exchange Commission on May 10, 2012.
(31)	Incorporated by reference to Glimcher Realty Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(32)	Incorporated by reference to Glimcher Realty Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2013.
(33)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 23, 2010.
(34)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010.
(35)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011.
(36)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on July 28, 2011.
(37)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on October 26, 2012.
(38)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on July 27, 2012.
(39)	Incorporated by reference to Glimcher Realty Trust's Form 10-Q, filed with the Securities and Exchange Commission on April 26, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST /s/ Mark E. Yale Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
February 25, 2014
/s/ Melissa A. Indest Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)
February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 25, 2014
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 25, 2014
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Melissa A. Indest	Chief Accounting Officer	February 25, 2014
Melissa A. Indest	Senior Vice President, Finance
(Principal Accounting Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 25, 2014
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 25, 2014
David M. Aronowitz

/s/ Yvette McGee Brown	Member, Board of Trustees	February 25, 2014
Yvette McGee Brown

/s/ Richard F. Celeste	Member, Board of Trustees	February 25, 2014
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 25, 2014
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 25, 2014
Howard Gross

/s/ Nancy J. Kramer	Member, Board of Trustees	February 25, 2014
Nancy J. Kramer

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 25, 2014
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 25, 2014
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 25, 2014
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 25, 2014
William S. Williams

Report of Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glimcher Realty Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control−Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 25, 2014

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	December 31,
	2013	2012
ASSETS
Investment in real estate:
Land	$401,325	$338,543
Buildings, improvements and equipment	2,729,775	2,361,077
Developments in progress	53,992	75,748
	3,185,092	2,775,368
Less accumulated depreciation	801,654	710,042
Property and equipment, net	2,383,438	2,065,326
Deferred costs, net	35,388	30,944
Real estate assets held-for-sale	5,667	4,056
Investment in and advances to unconsolidated real estate entities	30,428	86,702
Investment in real estate, net	2,454,921	2,187,028
Cash and cash equivalents	59,614	17,489
Non-real estate assets associated with properties held-for-sale	51	—
Restricted cash	33,674	22,043
Tenant accounts receivable, net	37,062	31,793
Deferred expenses, net	17,457	17,642
Prepaid and other assets	55,230	53,412
Total assets	$2,658,009	$2,329,407

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Mortgage notes payable	$1,846,573	$1,399,774
Mortgage notes payable associated with properties held-for-sale	1,330	—
Notes payable	—	85,000
Other liabilities associated with assets held-for-sale	89	132
Accounts payable and accrued expenses	136,670	112,630
Distributions payable	20,081	20,314
Total liabilities	2,004,743	1,617,850

Redeemable noncontrolling interests	1,886	—

Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 4,700,000 and 8,300,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	109,868	192,412
Series H Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Preferred Shares of Beneficial Interests, $0.01 par value, 3,800,000 shares issued and outstanding as of December 31, 2013	91,591	—
Common Shares of Beneficial Interest, $0.01 par value, 145,075,115 and 143,089,670 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	1,451	1,431
Additional paid-in capital	1,289,097	1,264,104
Distributions in excess of accumulated earnings	(949,442)	(853,530)
Accumulated other comprehensive loss	(1,022)	(1,284)
Total Glimcher Realty Trust shareholders’ equity	638,009	699,599
Noncontrolling interests	13,371	11,958
Total equity	651,380	711,557
Total liabilities, redeemable noncontrolling interests, and equity	$2,658,009	$2,329,407

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Minimum rents	$233,200	$195,961	$159,958
Percentage rents	11,563	9,815	6,320
Tenant reimbursements	112,019	96,346	77,145
Other	25,033	23,712	24,024
Total revenues	381,815	325,834	267,447
Expenses:
Property operating expenses	82,339	70,900	57,179
Real estate taxes	44,704	39,200	32,792
Provision for doubtful accounts	2,799	6,063	3,448
Other operating expenses	21,024	18,659	10,960
Depreciation and amortization	114,945	96,924	68,658
General and administrative	28,310	23,688	20,281
Impairment loss	—	18,477	8,995
Total expenses	294,121	273,911	202,313
Operating income	87,694	51,923	65,134
Interest income	34	71	1,441
Interest expense	80,331	70,567	70,115
Gain on remeasurement of equity method investments	19,227	25,068	—
Equity in loss of unconsolidated real estate entities, net	(31,811)	(10,127)	(6,380)
Loss from continuing operations	(5,187)	(3,632)	(9,920)
Discontinued operations:
Gain on disposition of property	—	—	27,800
Income from operations	512	950	1,465
Net (loss) income	(4,675)	(2,682)	19,345
Add: allocation to noncontrolling interests	525	601	212
Net (loss) income attributable to Glimcher Realty Trust	(4,150)	(2,081)	19,557
Less: Preferred share dividends	24,415	24,969	24,548
Less: Write-off related to preferred share redemptions	9,426	3,446	—
Net loss to common shareholders	$(37,991)	$(30,496)	$(4,991)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.27)	$(0.23)	$(0.32)
Discontinued operations	$0.00	$0.01	$0.27
Net loss to common shareholders	$(0.26)	$(0.23)	$(0.05)
EPS (diluted):
Continuing operations	$(0.27)	$(0.23)	$(0.32)
Discontinued operations	$0.00	$0.01	$0.27
Net loss to common shareholders	$(0.26)	$(0.23)	$(0.05)
Weighted average common shares outstanding	144,519	135,152	104,220
Weighted average common shares and common share equivalents outstanding	146,765	137,624	107,101

Net (loss) income	$(4,675)	$(2,682)	$19,345
Other comprehensive income (loss) on derivative instruments, net	266	(815)	3,320
Comprehensive (loss) income	(4,409)	(3,497)	22,665
Comprehensive (income) loss attributable to noncontrolling interests	(4)	14	(96)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(4,413)	$(3,483)	$22,569
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST CONSOLIDATED STATEMENTS OF EQUITY For the Year Ended December 31, 2011 (dollars in thousands, except share, par value and unit amounts)

					Common Shares of Beneficial Interest
	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2010	$60,000	$222,074	$—	$—	85,052,740	$851	$763,951	$(718,529)	$(3,707)	$7,127	$331,767
Distributions declared, $0.4000 per share								(43,051)		(1,146)	(44,197)
Distribution Reinvestment and Share Purchase Plan					16,534	—	143				143
Exercise of stock options					39,698	—	106				106
Restricted stock grant					255,886	3	(3)				—
OP unit conversion					196,909	2					2
Amortization of performance stock							212				212
Amortization of restricted stock							1,035				1,035
Preferred stock dividends								(24,548)			(24,548)
Net income								19,557		(212)	19,345
Other comprehensive income on derivative instruments									3,224	96	3,320
Stock option expense							415				415
Issuance of common stock					30,413,653	304	265,454				265,758
Stock issuance costs							(9,429)				(9,429)
Transfer to noncontrolling interests in partnership							(5,696)			5,696	—
Balance, December 31, 2011	$60,000	$222,074	$—	$—	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST CONSOLIDATED STATEMENTS OF EQUITY For the Year Ended December 31, 2012 (dollars in thousands, except share, par value and unit amounts)

					Common Shares of Beneficial Interest
	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2011	$60,000	$222,074	$—	$—	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929
Distributions declared, $0.4000 per share								(56,463)		(968)	(57,431)
Distribution Reinvestment and Share Purchase Plan					10,416	—	90				90
Exercise of stock options					152,694	1	480				481
Restricted stock grant					898,224	9	(9)				—
Cancellation of restricted stock grant					(35,174)	—	—				—
OP unit conversion					481,190	5	—				5
Amortization of performance stock							766				766
Amortization of restricted stock							1,669				1,669
Preferred stock dividends								(24,969)			(24,969)
Net loss								(2,081)		(601)	(2,682)
Other comprehensive loss on derivative instruments									(801)	(14)	(815)
Stock option expense							817				817
Issuances of common stock					25,606,900	256	254,670				254,926
Issuance of Series H Cumulative Preferred Shares			100,000								100,000
Preferred and common stock issuance costs			(3,534)				(11,650)				(15,184)
Redemption of Cumulative Preferred Shares	(60,000)	(30,000)									(90,000)
Write-off related to preferred share redemptions		338					3,108	(3,446)			—
Adjustments related to consolidation of a previously unconsolidated entity										(45)	(45)
Transfer to noncontrolling interests in partnership							(2,025)			2,025	—
Balance, December 31, 2012	$—	$192,412	$96,466	$—	143,089,670	$1,431	$1,264,104	$(853,530)	$(1,284)	$11,958	$711,557

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST CONSOLIDATED STATEMENTS OF EQUITY For the Year Ended December 31, 2013 (dollars in thousands, except share, par value and unit amounts)

					Common Shares of Beneficial Interest
	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Shares	Amount	Additional Paid-in Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2012	$—	$192,412	$96,466	$—	143,089,670	$1,431	$1,264,104	$(853,530)	$(1,284)	$11,958	$711,557
Distributions declared, $0.4000 per share								(57,921)		(917)	(58,838)
Distribution Reinvestment and Share Purchase Plan					9,288	—	80				80
Exercise of stock options					167,648	2	920				922
Restricted stock grant					194,391	2	(2)				—
Issuance of OP units										2,289	2,289
OP unit conversion					109,618	1	(1)				—
Amortization of performance stock							1,472				1,472
Amortization of restricted stock							3,080				3,080
Preferred stock dividends								(24,415)			(24,415)
Net loss, excluding ($13) attributable to redeemable noncontrolling interests								(4,150)		(512)	(4,662)
Other comprehensive income on derivative instruments									262	4	266
Stock option expense							1,148				1,148
Issuances of common stock					1,504,500	15	17,518				17,533
Issuance of Series I Cumulative Preferred Shares				95,000							95,000
Preferred and common stock issuance costs				(3,409)			(643)				(4,052)
Redemption of Cumulative Preferred Shares		(90,000)									(90,000)
Write-off related to preferred share redemption		7,456					1,970	(9,426)			—
Transfer to noncontrolling interests in partnership							(549)			549	—
Balance, December 31, 2013	$—	$109,868	$96,466	$91,591	145,075,115	$1,451	$1,289,097	$(949,442)	$(1,022)	$13,371	$651,380

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(4,675)	$(2,682)	$19,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	2,607	5,859	3,547
Depreciation and amortization	115,143	97,501	69,921
Amortization of financing costs	3,528	3,895	6,119
Equity in loss of unconsolidated real estate entities, net	31,811	10,127	6,380
Distributions from unconsolidated real estate entities	60	4,064	7,062
Discontinued development costs charged to expense	122	3,359	100
Impairment loss	—	18,477	8,995
Gain on sale of real estate assets	(1,070)	(1,979)	(551)
Gain on remeasurement of equity method investments	(19,227)	(25,068)	—
Gain on disposition of property	—	—	(27,800)
Stock compensation expense	5,700	3,252	1,662
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(8,199)	(7,823)	(7,527)
Prepaid and other assets	196	1,369	(4,754)
Accounts payable and accrued expenses	(7,249)	4,834	(3,499)
Net cash provided by operating activities	118,747	115,185	79,000
Cash flows from investing activities:
Additions to development projects	(1,590)	(9,105)	(33,515)
Additions to redevelopment and renovation projects	(52,642)	(36,859)	(8,833)
Other capital expenditures	(39,126)	(43,367)	(12,014)
Acquisition of properties, net of cash assumed	(185,854)	(239,326)	(98,692)
Additions to investment in unconsolidated real estate entities	—	(5,761)	(41)
Proceeds from sale of real estate assets	12,914	7,050	1,050
Additions to restricted cash	(4,718)	(1,909)	(2,393)
Additions to deferred costs and other	(8,626)	(7,511)	(8,549)
Distributions from unconsolidated real estate entities	25,496	17,851	—
Net cash used in investing activities	(254,146)	(318,937)	(162,987)
Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(85,000)	7,000	(75,553)
Payments of deferred financing costs, net	(3,395)	(5,997)	(8,015)
Proceeds from issuance of mortgages and other notes payable	715,500	247,000	129,529
Principal payments on mortgages and other notes payable	(385,578)	(205,853)	(153,250)
Net proceeds from issuance of common shares, including common stock plans	17,892	243,847	256,578
Net proceeds from issuance of preferred shares	91,591	96,466	—
Redemption of preferred shares	(90,000)	(90,000)	—
Cash distributions	(83,486)	(80,098)	(65,671)
Net cash provided by financing activities	177,524	212,365	83,618
Net change in cash and cash equivalents	42,125	8,613	(369)
Cash and cash equivalents, at beginning of year	17,489	8,876	9,245
Cash and cash equivalents, at end of year	$59,614	$17,489	$8,876
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At December 31, 2013, GRT both owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which GRT (or an affiliate) has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”).  As of December 31, 2013, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing, and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in, and advances to, unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Subsequent events that have occurred since December 31, 2013 that require recognition or disclosure in these financial statements are presented in Note 25 - "Subsequent Events."

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Final billings to tenants for real estate taxes, insurance and other shopping center operating expenses in 2012 and 2011, which were billed in 2013 and 2012, respectively, did not vary significantly as compared to the estimated receivable balances.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, license agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Investment in Real Estate – Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets.  The portfolio holdings have increased as a result of both acquisitions and the development of Properties and have been reduced by selected sales of assets.  The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets.  The Company capitalizes direct and indirect costs that are clearly related to the development, construction, or improvement of Properties, including internal costs such as interest, taxes, and qualifying payroll related expenditures. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use.
The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired.  The Company also estimates the fair value of intangibles related to its acquisitions.  The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant’s industry, location within the Property and competition in the specific market in which the Property operates.  Differences in the amount attributed to the fair value estimate for intangible assets can be significant based upon the assumptions made in calculating these estimates.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter. The evaluation considers the undiscounted projected cash flows from the use and eventual disposition of the property in relation to the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company also conducts a detailed evaluation of each Property that has a material reduction in occupancy levels and/or net operating income performance.  The evaluations consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties as well as recent sales data for comparable properties in comparable markets.  At the conclusion of such evaluation, if management determines that the carrying value is not recoverable, an impairment charge is indicated. The amount of the impairment charge recorded is the difference between the carrying value of the asset and the Company’s estimate of the fair market value of the asset.

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

At December 31, 2013, the Company classified as held-for-sale two assets that are owned by separate consolidated joint ventures. These two assets are discussed in Note 12 - "Investment in Joint Ventures - Consolidated."

At December 31, 2012, the Company was in a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. This land was sold during the three months ended June 30, 2013 for $4,435.

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

	Years Ended December 31,
	2013	2012	2011
Interest expense	$76,815	$66,680	$64,073
Amortization of financing costs	3,516	3,887	6,042
Total interest expense	80,331	70,567	70,115
Interest capitalized	3,785	2,506	5,201
Total interest costs	$84,116	$73,073	$75,316

The Company paid $79,060, $70,131 and, $70,178 in interest for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $5,291, $4,844, and $4,098 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Noncontrolling Interests

Noncontrolling interests represent both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”), as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures. During the year ended December 31, 2013 and 2012, the noncontrolling interest allocated to the partner in the joint venture that owns Town Square at Surprise ("Surprise"), located in Surprise, Arizona, resulted in an increase/(decrease) in noncontrolling interest expense in the amount of $108 and $(47), respectively.

Income or loss allocated to noncontrolling interests related to the Unit Holders' ownership percentage of the Operating Partnership is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders' by the total number of OP Units outstanding at the time of the determination. The issuance of additional common shares of beneficial interest of GRT (the “Common Shares,” “Shares,” “Share,” or “Stock”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company. Because an OP Unit is generally redeemable for cash or Shares at the option of GPLP, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interests in the accompanying Consolidated Balance Sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the underlying equity held by unaffiliated third parties in the consolidated joint venture entity that owns Arbor Hills, located in Ann Arbor, Michigan. The unaffiliated third parties have, at their option, the right to have their equity purchased by the Company.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the year ended December 31, 2013 accounted for changes in the following areas: a) investment in real estate - $139,737, b) investment in, and advances to, unconsolidated real estate entities - $1,093, c) restricted cash - $6,913, d) accounts receivable - $(273), e) deferred costs - $4,209, f) prepaid and other assets - $2,228, g) mortgage notes payable - $(118,208), h) accounts payable and accrued expenses - $(31,249), i) redeemable noncontrolling interests - $(1,899), j) noncontrolling interests - $(2,289), and k) accumulated other comprehensive loss - $(262).

The non-cash activity which accounted for the changes in redeemable noncontrolling interests and noncontrolling interests was due to the acquisition of Arbor Hills (the "Arbor Hills Acquisition"), and the related issuance of 249,522 OP Units to the sellers with an approximate value, as of the date of issuance, of $2,289.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Share distributions of $14,508 and $14,306 were declared, but not paid, as of December 31, 2013 and December 31, 2012, respectively. OP Unit distributions of $244 and $230 were declared, but not paid, as of December 31, 2013 and December 31, 2012, respectively. Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $2,387 and $4,215 were declared, but not paid, as of December 31, 2013 and December 31, 2012, respectively. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Shares”) of $1,875 were declared, but not paid, as of December 31, 2013 and December 31, 2012, $1,563 of which relates to the three months ended December 31, 2013 and December 31, 2012. Distributions for GRT's 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) of $1,633 were declared, but not paid, as of December 31, 2013, $1,379 of which relates to the three months ended December 31, 2013.

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

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Operations required by ASC Topic 205 - “Presentation of Financial Statements” have been made in the financial statements in order to conform to the 2013 presentation.

3.    Tenant Accounts Receivable, Net

The Company’s tenant accounts receivable is comprised of the following components:

Accounts Receivable
	December 31,
	2013	2012
Billed receivables	$9,257	$6,219
Straight-line receivables	23,583	20,129
Unbilled receivables	8,856	10,146
Less: allowance for doubtful accounts	(4,634)	(4,701)
Tenant accounts receivable, net	$37,062	$31,793

The Company has $49 in accounts receivable, net associated with assets held-for-sale at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

4.	Mortgage Notes Payable

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
Mortgage Notes Payable	2013	2012	2013	2012
Fixed Rate:
MFC Beavercreek, LLC	$94,876	$97,285	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	51,611	53,018	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	54,359	55,205	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	66,663	67,778	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge LLC	174,774	175,000	4.60%	4.60%		(a)	$169,551	November 1, 2015
RVM Glimcher, LLC	46,608	47,378	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	40,150	40,791	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	52,940	53,573	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	43,141	43,730	6.05%	6.05%		(a)	$38,307	July 6, 2020
JG Elizabeth II, LLC	350,000	—	3.83%	—		(b)	$350,000	November 1, 2020
ATC Glimcher, LLC	40,577	41,223	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	—	3.90%	—		(f)	$203,576	March 1, 2025
AHC Washtenaw, LLC	25,500	—	4.27%	—		(s)	$20,949	(l)
Leawood TCP LLC	74,873	76,057	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	37,305	37,948	4.25%	4.25%		(a)	$25,820	(j)
UPV Glimcher LP	55,000	—	3.85%	—		(g)	$45,977	May 1, 2028
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,594,377	949,986
Variable Rate:
Surprise Peripheral Venture LLC	—	3,592	—	5.50%				December 31, 2014
Kierland Crossing, LLC	130,000	130,000	3.27%	3.28%	(h)	(b)	$130,000	(m)
Glimcher WestShore, LLC	99,600	—	2.80%	—	(p)	(b)	$99,600	(r)
Glimcher WestShore Mezz, LLC	20,000	—	8.00%	—	(q)	(b)	$20,000	(r)
	249,600	133,592
Other:
Fair value adjustments	2,596	3,988
Extinguished debt	—	312,208		(n)
Mortgage Notes Payable	$1,846,573	$1,399,774

Mortgage Notes Payable Associated with Property Held-for-Sale
Surprise Peripheral Venture LLC	$1,330	$—	5.50%	—	(o)	(a)	$1,268	December 31, 2014

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are required.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at December 31, 2013 and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Leawood TCP, LLC and 119 Leawood, LLC, are cross-collateralized and have a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the initial development of The Outlet Collection | Jersey Gardens site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	The loan has a call date of January 1, 2026.

(m)	The loan matures May 22, 2015, however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(n)	Interest rates ranging from 3.11% to 5.24% at December 31, 2012.

(o)	Interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(p)	Interest rate is the greater of 2.80% or LIBOR plus 2.30%. The rate has been capped at 6.30%.

(q)	Interest rate is the greater of 8.00% or LIBOR plus 7.50%. The rate has been capped at 11.50%.

(r)	The loan matures October 1, 2015, however, the loan may be extended for two years subject to payment of certain loan extension fees and satisfaction of other conditions.

(s)	The loan requires monthly payments of interest only until February 2017. Thereafter, monthly payments of principal and interest are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $2,147,522 and $1,812,056 at December 31, 2013 and December 31, 2012, respectively.  Certain loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes GRT's affiliate borrowers are in compliance with all covenants at December 31, 2013.  Additionally, $149,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the initial development of The Outlet Collection | Jersey Gardens ("Jersey Gardens"), located in Elizabeth, New Jersey, have been guaranteed by GRT as of December 31, 2013.

Principal maturities (excluding extension options) on mortgage notes payable and mortgage notes payable associated with assets held-for-sale during each of the five years subsequent to December 31, 2013, and thereafter, are as follows:

December 31,	Amount
2014	$109,239
2015	597,663
2016	147,994
2017	5,279
2018	6,543
Thereafter	981,185
Total	$1,847,903

5.	Notes Payable

On February 20, 2013, GPLP closed on a modification and extension of its $250,000 corporate credit facility (the “Credit Facility”). The Credit Facility amended the $250,000 secured credit facility that was due to expire in October 2014 (the “Prior Facility”). The modification converts the Prior Facility from a secured facility to an unsecured facility and extends the facility's maturity date to February 2017, with an additional one-year extension option available that would extend the final maturity date to February 2018. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.65% to LIBOR plus 2.25% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of December 31, 2013 was LIBOR plus 1.95% per annum. GPLP may increase the total borrowing availability to $400,000 under an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio. Management believes GPLP is in compliance with all covenants of the Credit Facility as of December 31, 2013.

Simultaneous with the closing of the Credit Facility, GPLP closed on a fully funded secured credit facility in the amount of $45,000 (the “Secured Facility”). The maturity date for the Secured Facility was the earlier of: (i) May 19, 2014 or (ii) the date of repayment of all or any part of the existing mortgage loan secured by Jersey Gardens. GPLP made interest-only payments during the term of the Secured Facility. The interest rate for the Secured Facility was LIBOR plus 2.50% per annum. GPLP was able to make optional prepayments of outstanding principal under the Secured Facility subject to certain conditions. Collateral for the Secured Facility consisted of the collateral assignment of membership interests in three limited liability companies and of the partnership interest in one limited partnership, all four of which are affiliates of GPLP and separately hold title to four different Properties. On November 1, 2013, the Secured Facility was repaid with a portion of the available proceeds resulting from the refinancing of the loan on Jersey Gardens.

At December 31, 2013, the availability level on the Credit Facility, based on quarterly availability tests, was $198,528, and the outstanding balance was $0. Additionally, $817 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of December 31, 2013, the unused balance of the Credit Facility available to the Company was $197,711.

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

6.	Income Taxes

The following table reconciles the Company’s net (loss) income to taxable income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net (loss) income attributable to Glimcher Realty Trust	$(4,150)	$(2,081)	$19,557
Add: Net (loss) income of taxable REIT subsidiaries	(2,943)	(185)	8,568
Net (loss) income from REIT operations (1)	(7,093)	(2,266)	28,125
Add: Book depreciation and amortization	111,689	109,723	86,585
Less: Tax depreciation and amortization	(73,601)	(66,875)	(59,392)
Book loss from capital transactions and impairments	(19,490)	(26,554)	(33,424)
Tax gain from capital transactions	945	353	20,737
Stock options	2,908	1,338	1,004
Straight line rent payable	2,641	1,855	10
Intangible assets	(6,097)	(3,954)	32
Adjustments to equity in loss of unconsolidated real estate entities, net	31,811	10,127	6,380
Tax equity in loss of unconsolidated real estate entities, net	5,532	3,257	6,739
Other book/tax differences, net	(4,962)	2,830	(6,482)
Taxable income subject to 90% requirement	$44,283	$29,834	$50,314

(1)	Adjustments to “Net income from REIT operations” are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

At December 31, 2013, GRT has a tax loss carryforward of $40,326.  This net operating loss can be used in future years to reduce taxable income.  The tax loss carryforward will expire in 2029.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Cash dividends paid	$82,015	$79,082	$64,506
Less: Portion designated return of capital	(37,732)	(49,248)	(14,192)
Dividends paid deduction	$44,283	$29,834	$50,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Characterization of Distributions:

The following table characterizes distributions paid per Common Share for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.1385	34.63%	$0.0329	8.23%	$0.2574	64.35%
Return of capital	0.2615	65.37	0.3671	91.77	0.1426	35.65
	$0.4000	100.00%	$0.4000	100.00%	$0.4000	100.00%

For 2013, 2012, and 2011, the Common Share dividends declared in December and paid in January are reported in the 2014, 2013, and 2012 tax years, respectively.

The following table characterizes distributions paid per 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series F Preferred Shares") for the years ended December 31, 2012 and 2011:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Ordinary income	$—	—%	$2.0303	100.00%	$2.1876	100.00%

For 2011, the Series F Preferred Shares dividends declared in December and paid in January are reported in the 2012 tax year. The Series F Preferred Shares were redeemed on September 4, 2012 at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to but excluding the redemption date in an amount equal to $0.3896 per share, for a total payment of $25.3896 per share.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0312	100.00%	$2.0312	100.00%	$2.0312	100.00%

For 2013, 2012 and 2011, dividends for the Series G Preferred Shares that were declared in December and paid in January are reported in the 2014, 2013 and 2012 tax years, respectively. The Company redeemed 1.2 million of the 9.5 million issued and outstanding Series G Preferred Shares on September 4, 2012, at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date in an amount equal to $0.3617 per share, for a total payment of $25.3617 per share. The Company redeemed 3.6 million of the 8.3 million issued and outstanding Series G Preferred Shares on April 29, 2013, at a redemption price of $25.00 per share, plus accumulated and unpaid distributions up to, but excluding, the redemption date in an amount equal to $0.1580 per share, for a total payment of $25.1580 per share.

The following table characterizes distributions paid per Series H Preferred Share for the years ended December 31, 2013, and 2012:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Ordinary income	$1.8750	100.00%	$0.3333	100.00%	$—	—%

The Series H Preferred Shares were issued on August 10, 2012. For 2013 and 2012, dividends that were declared on the Series H Preferred Shares in December and paid in January will be reported in the 2014 and 2013 tax year, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table characterizes distributions paid per Series I Preferred Share for the year ended December 31, 2013:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.9453	100.00%	$—	—%	$—	—%

The Series I Preferred Shares were issued on March 27, 2013. For 2013, dividends that were declared on the Series I Preferred Shares in December and paid in January will be reported in the 2014 tax year.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

	2013	2012	2011
Investment in partnership	$68	$89	$27
Capitalized development costs	—	(1,148)	(1,148)
Depreciation and amortization	122	19	47
Charitable contributions	22	22	22
Accrued bonuses	329	214	174
Interest expense	—	3,472	3,907
Other	13	1,736	(1,248)
Net operating losses	2,843	5,581	6,144
Net deferred tax assets	3,397	9,985	7,925
Valuation allowance	(3,397)	(9,985)	(7,925)
Net deferred tax assets after valuation allowance	$—	$—	$—

The gross tax loss carryforwards for GDC total $7,108 at December 31, 2013, and will begin to expire in 2030.

The income tax provision consisted of $13 in 2013 related to current federal taxes and $22, $25, and $6 in 2013, 2012 and 2011, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in the Consolidated Statements of Operations and Comprehensive (Loss) Income differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2013, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards and non-deductible interest expense.  The valuation allowance was determined in accordance with the provisions of ASC Topic 740 which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of ASC Topic 740 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative losses within GDC represented negative evidence sufficient to require a full valuation allowance under the provisions of ASC Topic 740.  The Company intends to maintain a full valuation allowance for its net deferred tax assets until sufficient positive evidence exists to support reversal of the reserve.  Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company has compiled a listing of its tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITs were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  Accordingly, there was no tax benefit or penalty recognized in the consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2013.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.  When applicable, the Company recognizes interest and penalties as a component of general and administrative expenses on the Consolidated Statement of Operations and Comprehensive (Loss) Income as incurred. The Company has no interest or penalties recognized for the year ended December 31, 2013. As of December 31, 2013, returns for the calendar years 2010 and subsequent are subject to examination by the Internal Revenue Service and various state tax jurisdictions.

7.    Preferred and Common Share Activity

GRT’s Second Amended and Restated Declaration of Trust authorizes GRT to issue up to an aggregate 250,000,000 shares in GRT, consisting of Common Shares and/or one or more series of preferred shares of beneficial interest. As of December 31, 2013, we have 61,348,176 shares of beneficial interest of GRT available for issuance.

On May 10, 2013, we filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the U.S. Securities and Exchange Commission ("SEC") registering debt securities, preferred shares, depository shares, Common Shares, equity warrants, units, rights (to purchase our common shares, preferred shares and other securities), purchase contracts, and any combination of the foregoing. The New Shelf replaces the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. The New Shelf has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

Preferred Share Activity

On August 10, 2012, GRT completed a $100,000 public offering of 4,000,000 of its Series H Preferred Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $96,466. The proceeds were used to redeem all 2,400,000 of its Series F Preferred Shares outstanding at $25.00 per share, plus accrued and unpaid distributions, as well as 1,200,000 of its Series G Preferred Shares outstanding at $25.00 per share, plus accrued and unpaid distributions, and used the remainder to repay a portion of the amount outstanding under the Prior Facility. In connection with the redemptions, the Company wrote-off $3,446 of previously incurred issuance costs associated with the Series F Preferred Shares and Series G Preferred Shares.

On March 27, 2013, GRT completed a $90,000 public offering of 3,600,000 of its Series I Preferred Shares. GRT also granted to the underwriters an over-allotment option to purchase up to 400,000 additional Series I Preferred Shares within 30 days. On April 4, 2013, the underwriters partially exercised this over-allotment option and purchased 200,000 Series I Preferred Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $91,591, including net proceeds of $4,835 from the over-allotment.

On April 29, 2013, the Company redeemed 3,600,000 of its Series G Preferred Shares outstanding at $25.00 per share, plus accumulated and unpaid distributions, for a total of $90,569 using net proceeds from the Series I Preferred Share offering. In connection with this redemption, the Company used the catch-up method to accrete the excess of the scheduled call price over the carrying value, which includes previously incurred issuance costs, resulting in a charge of $9,426. At December 31, 2013, GRT has 4,700,000 Series G Preferred Shares outstanding.

Common Share Activity

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

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100,000 in Common Shares under an “at-the-market” equity offering program (the “2011 Program”).  Actual sales under the 2011 Program depended on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company.  On December 20, 2011, GRT completed an amendment to the 2011 Program to increase the aggregate sale price of Common Shares that may be offered and sold under the 2011 Program from $100,000 to $200,000.

During the year ended December 31, 2011, GRT issued 15,591,033 Common Shares under the 2011 Program at a weighted average issue price of $9.15 per Common Share generating net proceeds of $139,672 after deducting $3,058 of offering related costs and commissions.  GRT used the proceeds from the 2011 Program to reduce the outstanding balance under the Prior Facility. As of December 31, 2011, GRT had $57,270 available for issuance under the 2011 Program.

During the year ended December 31, 2012, GRT issued 2,606,900 Common Shares under the 2011 Program at a weighted average issue price of $10.44 per Common Share generating net proceeds of $26,418 after deducting $808 of offering related costs and commissions. GRT used the proceeds from the 2011 Program to reduce the outstanding balance under the Prior Facility. As of December 31, 2012, GRT had $30,043 available for issuance under the 2011 Program.

On May 10, 2013, GRT established a new continuous at-the-market equity offering program (the “2013 Program”), pursuant to which GRT may offer and sell, from time to time, Common Shares with an aggregate sales price of up to $215,000. The 2013 Program replaces the 2011 Program (together with the 2013 Program, the “GRT ATM Program”). During the year ended December 31, 2013, GRT issued 1,504,500 Common Shares under the GRT ATM Program at a weighted average issue price of $11.65 per Common Share, generating net proceeds of $16,890 after deducting $643 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. GRT expects to continue to offer, sell, and issue Common Shares under the 2013 Program from time to time based on varying factors and conditions, although GRT is not under any obligation to sell any Common Shares. As of December 31, 2013, GRT had $209,201 available for issuance under the 2013 Program.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has elected to designate all interest rate swaps and caps as cash flow hedging relationships.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012, and 2011, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had hedge ineffectiveness which resulted in interest expense of $0, $0, and $(60) for the years ended December 31, 2013, 2012, and 2011, respectively.

On June 25, 2013, the Company completed the acquisition of the previously unowned joint venture interest in WestShore Plaza ("WestShore"), located in Tampa, Florida, from an affiliate of The Blackstone Group® ("Blackstone"). As a result of the consolidation, the cash flow hedges associated with the WestShore mortgage debt are now included in the consolidated financial statements.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $448 will be reclassified as an increase to interest expense. During the year ended December 31, 2013, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur.

During the year ended December 31, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging loans that were terminated in connection with a modification of the Prior Facility. The fees were recognized as an increase to interest expense.

As of December 31, 2013, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $125,000.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and 2012:

	Liability Derivatives
	At December 31,
		2013	2012
	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Accounts Payable and Accrued Expenses	$514	$813

The derivative instruments were reported at their fair value of $514 and $813 in "Accounts payable and accrued expenses" at December 31, 2013 and 2012, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012, and 2011:

Derivatives in Cash Flow	Amount of (Loss) or Gain Recognized in OCL on Derivatives (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)
Hedging Relationships	Years ending December 31,				Years ending December 31,
	2013	2012	2011		2013	2012	2011
Interest Rate Products	$(210)	$(1,110)	$2,826	Interest expense	$(476)	$(295)	$(494)

Location of (Loss) or Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Loss) or Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) Years ending December 31,
	2013	2012	2011
Interest expense	$(6)	$—	$60

During the year ended December 31, 2013, the Company recognized additional other comprehensive income on derivative instruments of $266 to adjust the carrying amount of the interest rate swaps to their fair values at December 31, 2013, net of $476 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $4 of other comprehensive income to noncontrolling interests during the year ended December 31, 2013.

During the year ended December 31, 2012, the Company recognized additional other comprehensive loss on derivative instruments of $815 to adjust the carrying amount of the interest rate swaps to their fair values at December 31, 2012, net of $295 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $14 of other comprehensive loss to noncontrolling interests during the year ended December 31, 2012.

During the year ended December 31, 2011, the Company recognized additional other comprehensive income on derivative instruments of $3,320 to adjust the carrying amount of the interest rate swaps to their fair values at December 31, 2011, net of $494 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $96 of other comprehensive income to noncontrolling interests during the year ended December 31, 2011.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently has one interest rate cap with a notional amount of $102,500 that is not designated as a cash flow hedge. Changes in the fair value for derivatives not designated in hedging relationships are recorded in interest expense and were equal to $6 for the year ended December 31, 2013.

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

As of December 31, 2013, the fair value of derivatives in a net liability position, plus accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $565. As of December 31, 2013, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at December 31, 2013, 2012, and 2011, it would have been required to settle its obligations under the agreements at their termination values of $565, $879, and $13, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company has one fair value measurement using significant unobservable inputs (Level 3) as of December 31, 2013.  The fair value measurement relates to the redeemable noncontrolling interests of the joint venture that owns Arbor Hills ("Arbor Hills Venture"). The Company is required to adjust the redeemable noncontrolling interests to fair value at the end of each reporting period.  The Company values the redeemable noncontrolling interests by comparing the carrying value of the Arbor Hills Venture to the estimated fair market value of the Arbor Hills Venture using market capitalization rates, on a discounted basis, for the ownership percentage of the redeemable noncontrolling interests.  As of December 31, 2013, the fair value of the redeemable noncontrolling interests was $1,886.

Nonrecurring Valuations

During the year ended December 31, 2012, based upon management's estimated future plans for Eastland Mall ("Eastland"), located in Columbus, Ohio, and in accordance with ASC Topic 360 - "Property, Plant, and Equipment", the Company reduced the carrying value of the Property to its estimated net realizable value and recorded an $18,477 impairment loss. The Company valued the Property using an independent appraisal.

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

The table below presents the Company's assets and liabilities measured at fair value as of December 31, 2013, 2012, and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Liabilities and Redeemable noncontrolling interests:
Derivative instruments, net	$—	$514	$—	$514
Redeemable noncontrolling interests	$—	$—	$1,886	$1,886

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets:
Investment in real estate, net	$—	$—	$25,500	$25,500
Liabilities:
Derivative instruments, net	$—	$813	$—	$813

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Investment in real estate, net	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

10.    Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2032.  The minimum future base rentals for each of the next five years and thereafter under non-cancelable operating leases as of December 31, 2013 are as follows:

Year Ending December 31,	Amount
2014	$231,950
2015	201,384
2016	172,629
2017	149,302
2018	128,358
Thereafter	381,822
Total	$1,265,445

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments which caused rental revenue to increase by $3,617, $2,802, and $3,026, for the years ended December 31, 2013, 2012, and 2011, respectively.  In 2013, 2012, and 2011, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

11.    Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment activity in material unconsolidated real estate entities at December 31, 2013 consisted of investments in three separate joint venture arrangements (the “Ventures”). A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consisted of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of Blackstone that owned and operated both Lloyd Center ("Lloyd"), located in Portland, Oregon, and WestShore. On June 11, 2013, the Blackstone Venture sold Lloyd for $188,250.

On June 25, 2013, a GRT affiliate purchased the remaining 60% ownership interest in WestShore from affiliates of Blackstone (the "WestShore Acquisition"). The details of this transaction are discussed in Note 21 - "Acquisition of Properties."

•	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The ORC Venture, formed in December 2005, currently owns and operates one mall Property - Puente Hills Mall ("Puente"), located in City of Industry, California.

The ORC Venture formerly owned and operated Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma, which was sold on June 28, 2013 for $12,300.

•	Crescent Joint Venture

This investment consists of a 25% interest held by a GPLP subsidiary in a joint venture with Crescent Communities ("Crescent"), that will develop luxury apartment units located on the northeast corner ("Northeast Corner Parcel") of Scottsdale Quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

On November 13, 2013, the Company sold the Northeast Corner Parcel for $9,250 to an affiliate of Crescent and recorded a gain of $219. An affiliate of Crescent will develop and manage the residential community with the Company maintaining a non-controlling interest.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  The Company recognized fee and service income of $4,240, $7,886, and $8,575 for the years ended December 31, 2013, 2012, and 2011, respectively.

With the sale of Lloyd on June 11, 2013, the assets, liabilities and equity associated with the Property are only included in the December 31, 2012 combined unconsolidated joint venture Balance Sheets. The results of operations for Lloyd are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2011 through June 10, 2013.

With the purchase of Blackstone's 60% interest in WestShore by the Company on June 25, 2013, the assets, liabilities and equity associated with the Property are only included in the December 31, 2012 combined unconsolidated joint venture Balance Sheets. The results of operations for WestShore are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2011 through June 24, 2013.

With the sale of Tulsa on June 28, 2013, the assets, liabilities and equity associated with the Property are only included in the December 31, 2012 combined unconsolidated joint venture Balance Sheets. The results of operations for Tulsa are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2011 through June 27, 2013.

As discussed in Note 21 - "Acquisition of Properties", Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii, was consolidated as of May 9, 2012. Accordingly, the results of operations for Pearlridge are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2011 through May 8, 2012.

As discussed in Note 12 - “Investment in Joint Ventures - Consolidated”, Surprise was consolidated as of July 20, 2012. Accordingly, the results of operations for Surprise are included in the combined unconsolidated joint venture Statements of Operations for the period from January 1, 2011 through July 19, 2012.

The assets, liabilities, and equity associated with the Crescent Joint Venture are only included in the December 31, 2013 combined unconsolidated joint venture Balance Sheets. As the Crescent Joint Venture is in the development stage, it has no operating activity. Accordingly, it is not presented in any of the combined unconsolidated joint venture Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

Balance Sheets	December 31,
	2013	2012
Assets:
Investment properties at cost, net	$115,727	$488,499
Construction in progress	35	8,055
Intangible assets (1)	1,382	7,065
Other assets	22,041	39,606
Total assets	$139,185	$543,225
Liabilities and Members’ Equity:
Mortgage notes payable	$80,149	$347,575
Notes payable (2)	—	5,000
Intangible liabilities (3)	831	4,486
Other liabilities	4,322	11,337
Total liabilities	85,302	368,398
Members’ equity	53,883	174,827
Total liabilities and members’ equity	$139,185	$543,225
GPLP’s share of members’ equity	$29,631	$85,849

(1)	Includes value of acquired in-place leases and acquired above-market leases.

(2)	Amount represents a note payable to GPLP.

(3)	Amount includes the value of acquired below-market leases.

	December 31,
	2013	2012
GPLP’s share of members’ equity	$29,631	$85,849
Advances and additional costs	797	853
Investment in and advances to unconsolidated real estate entities	$30,428	$86,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

	For the Years Ended December 31,
Combined Statements of Operations	2013	2012	2011
Total revenues	$48,131	$93,732	$129,235
Operating expenses	24,514	45,001	61,970
Depreciation and amortization	12,967	26,025	36,944
Impairment loss	86,661	23,575	17,246
Operating (loss) income	(76,011)	(869)	13,075
Gain on sale of properties, net	12,365	—	—
Gain on debt extinguishment	13,250	—	—
Other expenses, net	223	439	379
Interest expense, net	9,126	18,392	24,327
Net loss	(59,745)	(19,700)	(11,631)
Preferred dividend	20	31	31
Net loss from the Company's unconsolidated real estate entities	$(59,765)	$(19,731)	$(11,662)
GPLP’s share of net loss from the Company’s unconsolidated real estate entities	$(31,811)	$(10,127)	$(6,380)

During the fourth quarter ended December 31, 2013, the Company initiated discussions with its joint venture partner in the ORC Venture regarding Puente. Based upon these discussions, the anticipated holding period of Puente was reduced, and in connection with the preparation of the financial statements, the ORC Venture reduced the carrying value of the Property to its estimated net realizable value and recorded an $86,661 impairment loss, of which GPLP's pro-rata share is $45,064. The ORC Venture primarily valued the Property using an independent appraisal. On June 11, 2013, the Blackstone Joint Venture sold Lloyd for a combined sales price of $188,250 to two separate parties and recorded a gain on the sale in the amount of $15,254. On June 28, 2013, the ORC Venture sold Tulsa to an unaffiliated party for $12,300 and recorded a loss on Tulsa's disposal of $2,889 and a gain on the extinguishment of the related debt of $13,250. The note payable due to GPLP was written off by both the ORC Venture and GPLP without any net financial impact to the consolidated financial statements of the Company for the year ended December 31, 2013.

During the year ended December 31, 2012, the ORC Venture entered into a contingent contract to sell Tulsa at an amount less than its carrying value. Accordingly, the ORC Venture recorded impairments totaling $20,475 during the year ended December 31, 2012. The Company's proportionate share of the impairment loss related to Tulsa amounted to $10,647 for the year ended December 31, 2012. Also, the Surprise Venture recorded a $3,100 impairment loss for Surprise, of which the Company's share totaled $1,550, as discussed in Note 12 - "Investment in Joint Ventures - Consolidated."

During the year ended December 31, 2011, the Company determined that it was more likely than not, that the ORC Venture would market the Tulsa property for sale. In accordance with ASC Topic 360, the ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded impairment losses totaling $17,246. The ORC Venture initially used an independent appraisal to determine the Property's fair market value and recorded a $15,149 impairment loss. Subsequently, the ORC Venture entered into a contingent contract to sell Tulsa that was for a sale price lower than the reduced carrying value and recorded an additional impairment loss of $2,097. This contract was terminated in February 2012. The Company's proportionate share of the impairment losses related to Tulsa amounted to $8,967 for the year ended December 31, 2011.

12.    Investment in Joint Ventures - Consolidated

As of December 31, 2013, the Company has an interest in three consolidated joint ventures. The Surprise Venture and VBF Venture each qualify as a VIE under ASC Topic 810 and the Company is the primary beneficiary of both of these joint ventures. The Company has determined that the Arbor Hills Venture is not a VIE. The Arbor Hills Venture is consolidated because the Company holds a controlling financial interest and the noncontrolling interest does not have substantive participating rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Variable Interest Entities

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property. The Surprise Venture owns and operates Surprise.

In accordance with ASC Topic 360 - “Property, Plant, and Equipment,” the Surprise Venture reduced the carrying value of this Property during the year ended December 31, 2012, to its estimated net realizable value based upon the Surprise Venture's best estimate of the future use of the Property and recorded a $3,100 impairment loss. The Surprise Venture used its estimated net sales value of the Property to determine its fair value. The Company's proportionate share of this impairment loss was $1,550 and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive (Loss) Income within "Equity in loss of unconsolidated real estate entities, net."

During the third quarter of 2012, the Surprise Venture extended the mortgage loan ("Surprise Loan") that encumbers Surprise. As part of the extension, the Surprise Venture was required to make a partial pay down of the principal balance on the loan. In connection with this, GPLP loaned $1,250 to the Surprise Venture, which was used primarily to reduce the principal balance of the Surprise Loan. This transaction was deemed to be a reconsideration event and it was determined that the Surprise Venture was a VIE. GPLP's outstanding loan to the Surprise Venture is $450 at December 31, 2013 and eliminates in consolidation.

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

The Surprise Venture is marketing the Property for sale and it is therefore classified as held-for-sale at December 31, 2013.

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

The Company did not provide any additional financial support to the VBF Venture during the year ended December 31, 2013. Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The VBF Venture is marketing the undeveloped land it holds for sale and it is therefore classified as held-for-sale at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of the Surprise Venture and the VBF Venture at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Property and equipment, net	$—	$8,346
Deferred costs, net	$—	$167
Real estate assets held-for-sale	$5,667	$—
Total assets	$5,718	$8,699
Mortgage notes payable	$—	$3,592
Mortgage notes payable associated with property held-for-sale	$1,330	$—
Total liabilities	$1,419	$3,755

The Surprise Venture and VBF Venture are separate legal entities, and are not liable for the debts of the Company. All of the assets in the table above are restricted for settlement of the joint venture obligations. Accordingly, creditors of the Company may not satisfy their debts from the assets of the Surprise Venture or VBF Venture except as permitted by applicable law or regulation, or by agreement. Also, creditors of the Surprise Venture or VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

Other Joint Venture - Consolidated

•	Arbor Hills Venture

On December 18, 2013, an affiliate of the Company acquired a 93% interest in Arbor Hills for $52,550. This investment is held by a GPLP subsidiary in the Arbor Hills Venture with two unaffiliated entities, where a GPLP subsidiary is the fee owner of the Property.

13.    Related Party Transactions

Huntington Insurance, Inc. (successor-in-interest of the Archer-Meek-Weiler Insurance Agency)

The Company has engaged Huntington Insurance, Inc. (f/k/a Sky Insurance) as its agent for the purpose of obtaining property, liability, directors and officers, and employee practices liability insurance coverage. Sky Insurance, Inc., a subsidiary of Huntington Bancshares Corporation and known now as Huntington Insurance, Inc., acquired The Archer-Meek-Weiler Insurance Agency (“Archer-Meek-Weiler”), our previous insurance agent, in October 2007. Mr. Alan R. Weiler, a Class II Trustee, currently serves as Senior Vice President of Huntington Insurance, Inc. In connection with serving as an insurance agent for the Company and securing the above-described insurance coverage, Huntington Insurance, Inc. received commissions and fees of $340, $330, and $330, for years ended December 31, 2013, 2012, and 2011, respectively. The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Mr. Weiler's children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc. (n/k/a Huntington Insurance, Inc.).

Leasing Activity

Until September 30, 2012, Herbert Glimcher, the Company's Chairman Emeritus and a Class III Trustee, held an ownership interest in a limited liability company that had executed a commercial lease for one location in one of the Company's regional mall Properties. Mr. Glimcher divested his interest on September 30, 2012. Rents or other lease charges billed by the Company for the aforementioned lease during the years ended December 31, 2012 and 2011 totaled $109 and $39, respectively.  During the second quarter of 2011, the Company completed construction on the store and had expended approximately $18 on such construction.

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases three store locations in the Company's Properties. Rents totaled $317, $315, and $437, for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

14.    Commitments and Contingencies

The Operating Partnership leases office and parking space for its corporate headquarters under two operating leases. Future minimum rental payments for each of the next five years, as of December 31, 2013, are as follows:

Year Ending December 31,	Office and Parking Leases
2014	$698
2015	698
2016	630
2017	535
2018	223
Total	$2,784

Office rental and parking expenses, including reimbursement for common area maintenance costs, for the years ended December 31, 2013, 2012, and 2011 were $1,245, $1,258, and $1,217, respectively.

The Company has commitments under ground leases at both the Malibu Lumber Yard ("Malibu"), located in Malibu, California, and Pearlridge. The ground lease at Malibu will expire in 2047 and has three five-year extension options which are exercisable at the option of the Company. The ground lease at Malibu provides for scheduled rent increases every five years. The ground lease at Malibu may require additional payments which are calculated based on percentage rent. The ground lease payments in the below schedule do not reflect payments based on percentage rent.

The ground lease at Pearlridge will expire in 2058 and has two ten-year extension options which are exercisable at the option of the Company. The ground lease at Pearlridge provides for scheduled rent increases every five years through the end of 2043, at which time minimum ground rent is adjusted to the higher of fair market value or the ground rent charged in the previous year. Future minimum ground lease payments due as of December 31, 2013 are as follows:

Year Ending December 31,	Malibu and Pearlridge Ground Leases
2014	$4,753
2015	4,753
2016	4,753
2017	4,753
2018	4,802
Thereafter	283,794
Total	$307,608

Ground lease expense for the year ended December 31, 2013 totaled $8,547, which includes $2,662 in straight-line rent, $778 in net below-market ground lease amortization, $436 in percentage rent, and is reflected as a component of “Other operating expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Ground lease expense for the year ended December 31, 2012 totaled $5,381, which includes $1,845 in straight-line rent, $514 in net below-market ground lease amortization, $217 in percentage rent, and is reflected as a component of “Other operating expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. There was no ground lease expense for the year ended December 31, 2011.

At December 31, 2013, there were 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2013 is $22,937 based upon a per unit value of $9.37 at December 31, 2013 (based upon a five-day average of the Common Stock price from December 23, 2013 to December 30, 2013).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment was made.  The Company had provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually.  The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by the city above specified annual levels over the Franchise Assessment period of 30 years.  Through December 31, 2013, the Company has made $17,560 in payments under this guarantee agreement.  Of these payments, $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of December 31, 2013 and 2012, that the Company anticipates recovering from excess franchise assessments collected by the city in future years.  During 2010, the Company was relieved from its limited guarantee of franchise taxes.

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

During the year ended December 31, 2013, 159,750 restricted Common Shares were awarded to GRT's senior executive officers which vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.

During the year ended December 31, 2013, 34,641 restricted Common Shares were awarded to GRT's non-employee members of GRT's Board of Trustees. Restricted Common Shares issued for the year ended December 31, 2013, to non-employee members of GRT's Board of Trustees vest in one-third installments over a period of three (3) years beginning on the one year anniversary of the grant date.

The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. The related compensation expense recorded for the years ended December 31, 2013, 2012 and 2011 was $3,080, $1,669, and $1,035, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $10,135 over a weighted average period of 3.3 years.  During the years ended December 31, 2013, 2012, and 2011 the aggregate intrinsic value of shares that vested was $2,032, $1,129, and $559, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

A summary of the activity related to granted shares of restricted Common Stock at December 31, 2013, 2012, and 2011 and changes during the years then ended on those dates are presented below:

	Activity for the Years Ending December 31,
	2013		2012		2011
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,440,232	$9.03	691,942	$6.51	498,447	$6.62
Shares granted	194,391	$12.80	898,224	$10.72	255,886	$9.34
Shares vested/forfeited	(173,449)	$5.47	(149,934)	$7.52	(62,391)	$18.98
Shares outstanding	1,461,174	$9.95	1,440,232	$9.03	691,942	$6.51

Long Term Incentive Awards

During the year ended December 31, 2013, GRT allocated 154,819 performance shares to its senior executive officers under the 2012 Plan. Under the terms of the award agreement for each respective grant, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2013 to December 31, 2015 (the “2013 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty four retail-oriented REITs (the "Peer Group").

During the year ended December 31, 2012, GRT allocated 193,629 performance shares to its senior executive officers under the 2012 Plan. Under the terms of the 2012 Plan, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s TSR for its Common Shares during the period of January 1, 2012 to December 31, 2014 (the “2012 Performance Period”), as compared to the TSR for the Peer Group.

During the year ended December 31, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the "LTIP"). A LTIP participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative TSR for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the "2011 Performance Period") as compared to the TSR for the Peer Group. GRT's TSR for its Common Shares for the 2011 Performance Period was below threshold performance under the LTIP when compared to the TSR for Peer Group, resulting in no pay out of Common Shares to LTIP participants.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the length of the 2013 Performance Period, the 2012 Performance Period, and the 2011 Performance Period, as appropriate.

A summary of the status of awarded stock options from the 2004 Plan and 2012 Plan at December 31, 2013, 2012, and 2011, and changes during the years then ended, are presented below:

	Activity for the Years Ending December 31,
	2013		2012		2011
	LTIP Shares	Weighted Average Grant Date Fair Value	LTIP Shares	Weighted Average Grant Date Fair Value	LTIP Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	291,594	$9.05	103,318	$8.64	—	$—
Shares granted	154,819	$12.51	193,629	$9.26	103,318	$8.64
Shares forfeited	(97,965)	$8.64	(5,353)	$8.64	—	$—
Shares outstanding	348,448	$10.70	291,594	$9.05	103,318	$8.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The fair value of each performance share was estimated on the date of the grant using the Monte Carlo simulation technique.  The weighted average per share value of performance shares granted, the total amount of compensation to recognized over the performance period, and the assumptions used to value the grants is provided below:

	2013	2012	2011
Fair value of performance shares	$12.51	$9.26	$8.64
Total amount to be recognized over the performance period	$1,937	$1,793	$846
Three year risk free rate	0.30%	0.33%	1.00%
Volatility	33.4%	48.1%	45.6%
Dividend yield	3.08%	4.03%	5.45%

The amount of compensation expense related to all outstanding performance shares was $1,472, $766 and $212 for the years ended December 31, 2013, 2012, and 2011, respectively. The amount of compensation expense related to performance shares that we expect to recognize in future periods is $2,127 over a weighted average period of 1.7 years.

16.    Stock Option Plans

GRT has established the 1997 Incentive Plan (the “1997 Plan”), the 2004 Plan, and the 2012 Plan for the purpose of attracting and retaining the Company’s trustees, executives and other employees (the 1997 Plan, the 2004 Plan, and the 2012 Plan are collectively referred to as the “Plans”).  There are 191,940 options outstanding under the 1997 Plan which are all exercisable; 1,053,965 options outstanding under the 2004 Plan, of which 981,289 are exercisable; and 563,335 options outstanding under the 2012 Plan, of which 75,675 are exercisable.

Options granted under the Plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s stock option plans was $1,148, $817, and $415 for the years ended December 31, 2013, 2012, and 2011, respectively.  The amount of compensation expense related to stock options that we expect to recognize in future periods is $1,687 over a weighted average period of 1.9 years.

A summary of the status of awarded stock options from the Plans at December 31, 2013, 2012, and 2011, and changes during the years then ended, are presented below:

Option Plans:	Options	2013 Weighted Average Exercise Price	Options	2012 Weighted Average Exercise Price	Options	2011 Weighted Average Exercise Price
Outstanding at beginning of year	1,845,892	$16.23	1,827,839	$16.14	1,676,936	$16.69
Granted	314,500	$12.98	297,000	$9.93	246,500	$9.38
Exercised	(165,315)	$5.53	(151,527)	$3.15	(43,198)	$2.72
Forfeited	(185,837)	$18.39	(127,420)	$15.77	(52,399)	$12.99
Outstanding at end of year	1,809,240	$16.42	1,845,892	$16.23	1,827,839	$16.14
Exercisable at end of year	1,248,904	$18.62	1,322,477	$19.13	1,323,573	$19.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2013	2012	2011
Weighted average per share value of options granted	$4.58	$4.99	$4.93
Weighted average risk free rates	0.8%	1.0%	2.2%
Expected average lives in years	5	6	6
Annual dividend rates	$0.40	$0.40	$0.40
Weighted average volatility	52.8%	79.4%	84.6%
Forfeiture rate	5.2%	7.9%	9.1%

The Company uses the following methods to determine its significant assumptions as it relates to calculating the fair value of options:  the weighted average risk free rates are derived from the treasury notes that corresponds to the estimated life of the options; the expected lives are calculated by using historical activity from options granted to the end of the previous year; the annual dividend rates are calculated based upon the Company’s current annual dividend; and the weighted average volatility percentage is primarily calculated by weighting both the rolling five year period ending on the date of the new options granted and the implied volatility of the stock.

The following table summarizes information regarding the options outstanding at December 31, 2013 under the Plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$19.56 – $26.69	254,083	0.3	$25.34	254,083	0.3	$25.34
$24.74 – $25.67	211,167	1.2	$25.56	211,167	1.2	$25.56
$25.22	232,750	2.3	$25.22	232,750	2.3	$25.22
$21.45 – $27.28	86,250	3.2	$26.94	86,250	3.2	$26.94
$10.94	67,250	4.2	$10.94	67,250	4.2	$10.94
$1.40	85,999	5.2	$1.40	85,999	5.2	$1.40
$4.51	122,098	6.2	$4.51	122,098	6.2	$4.51
$9.38	186,308	7.3	$9.38	113,632	7.3	$9.38
$9.93	259,335	8.4	$9.93	75,675	8.4	$9.93
$12.98	304,000	9.4	$12.98	—
	1,809,240	5.0	$16.42	1,248,904	3.3	$18.62

Options granted under the Plans primarily are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  There were no options that were exercisable immediately granted during the years ended December 31, 2013, 2012, and 2011.  The aggregate intrinsic value of those options outstanding as of December 31, 2013 was $1,276.  The intrinsic value of options exercisable at December 31, 2013 was $1,276. The Company received gross proceeds of $922, $481, and $106 associated with its stock option plans for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Aggregate intrinsic value of options exercised	$1,123	$1,088	$278
Aggregate fair value of options vested	$990	$542	$179

17.    Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under IRC Section 401(k) for eligible employees, which contains a cash or deferred arrangement which currently permits participants to defer up to a maximum 75% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate beginning in the following quarter.  Participants' salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%. The plan qualifies as a safe harbor plan. The Company contributed $926, $891, and $819 in matching contributions to the plan in 2013, 2012, and 2011, respectively.

18.    Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional Common Shares and/or automatically reinvest their distributions in Common Shares.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  During the year ended December 31, 2013, GRT received $80 in net proceeds from the Distribution Reinvestment and Share Purchase Plan. As of December 31, 2013, there were 2,100,000 Common Shares authorized specifically for the plan, of which 449,544 Common shares have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

19.    Earnings Per Share

The presentation of primary earnings per share ("EPS") and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2013			2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Loss from continuing operations	$(5,187)			$(3,632)			$(9,920)
Less: Preferred stock dividends	(24,415)			(24,969)			(24,548)
Less: Preferred stock redemption costs	(9,426)			(3,446)			-
Noncontrolling interest adjustments (1)	641			571			996
Loss from continued operations	$(38,387)	144,519	$(0.27)	$(31,476)	135,152	$(0.23)	$(33,472)	104,220	$(0.32)
Income from discontinued operations	$512			$950			$29,265
Noncontrolling interest adjustments (1)	(116)			30			(784)
Income from discontinued operations and noncontrolling interest adjustments	$396	144,519	$0.00	$980	135,152	$0.01	$28,481	104,220	$0.27
Net loss to common shareholders	$(37,991)	144,519	$(0.26)	$(30,496)	135,152	$(0.23)	$(4,991)	104,220	$(0.05)
Diluted EPS
Loss from continuing operations	$(5,187)	144,519		$(3,632)	135,152		$(9,920)	104,220
Less: Preferred stock dividends	(24,415)			(24,969)			(24,548)
Less: Preferred stock redemption costs	(9,426)			(3,446)			—
Noncontrolling interest adjustments (2)	13			—			—
Operating Partnership Units		2,246			2,472			2,881
Loss from continuing operations	$(39,015)	146,765	$(0.27)	$(32,047)	137,624	$(0.23)	$(34,468)	107,101	$(0.32)
Income from discontinued operations (3)	$404	146,765	$0.00	$997	137,624	$0.01	$29,265	107,101	$0.27
Net loss to common shareholders before noncontrolling interests	$(38,611)	146,765	$(0.26)	$(31,050)	137,624	$(0.23)	$(5,203)	107,101	$(0.05)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents noncontrolling interest expense associated with consolidated joint ventures.

(3)	Amount includes noncontrolling interest expense associated with Surprise.

We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method when required.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

20.    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying values of the Company's Credit Facility are also reasonable estimates of its fair value because it bears a variable rate of interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.06% to 6.00% per annum at December 31, 2013 and ranging from 3.00% to 6.00% per annum at December 31, 2012), the fair value of GRT's mortgage notes payable is estimated at $1,838,389 and $1,433,470 at December 31, 2013 and December 31, 2012, respectively, compared to its carrying amounts of $1,847,903 and $1,399,774, at December 31, 2013 and December 31, 2012, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

21.    Acquisition of Properties

Our consolidated acquisition activity for the periods presented are highlighted as follows:

2013 Acquisition Activity

On January 7, 2013, the Company purchased University Park ("University Park"), an approximately 173,000 square foot outdoor retail center, located in Fort Worth, Texas, for $105,000.

On June 25, 2013, the Company purchased the remaining 60% indirect ownership interest in WestShore from an affiliate of Blackstone. The purchase price amounted to $111,760, which included the assumption of Blackstone's pro-rata share of the $119,600 mortgage debt encumbering WestShore, which remained in place after the closing, and a cash payment of $40,000. The Company determined that the purchase price represented the fair value of the additional ownership interest in WestShore that was acquired. As required for an acquisition achieved in stages, the Company re-measured its previously held 40% interest in WestShore, which had a recorded value of $7,440 at the date of acquisition. This recorded value was adjusted to fair value which resulted in a recognized gain of $19,227 and is reflected as a "Gain on remeasurement of equity method investments" in the 2013 Consolidated Statement of Operations and Comprehensive (Loss) Income.

On December 18, 2013, the Company purchased Arbor Hills, an approximate 87,000 square foot open-air center located in Ann Arbor, Michigan, for $52,550.

2012 Acquisition Activity

On May 9, 2012, the Company purchased the remaining 80% indirect ownership interest in Pearlridge from an affiliate of Blackstone. The purchase price amounted to $289,400, which included the assumption of Blackstone's pro-rata share of the $175,000 mortgage debt encumbering Pearlridge, which remained in place after the closing, and a cash payment of $149,400. The Company determined that the purchase price represented the fair value of the additional ownership interest in Pearlridge that was acquired. As required for an acquisition achieved in stages, the Company re-measured its previously held 20% interest in the Pearlridge Venture, which had a recorded value of $12,282 at the date of acquisition. This recorded value was adjusted to fair value which resulted in a recognized gain of $25,068 and is reflected as a “Gain on remeasurement of equity method investments” in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

2011 Acquisition Activity

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

The purchase price allocations for all of the above mentioned acquisitions have been finalized as of December 31, 2013, with the exception of Arbor Hills. The Company has estimated the purchase price allocation for Arbor Hills based upon management's best available information at the time of the preparation of the financial statements contained herein. Items such as land, building, improvements and equipment, deferred costs, above/below-market lease intangibles, and in-place lease intangibles were recorded at their provisional amounts. The Company is in the process of obtaining third party valuations for the fair value of these items which were not complete by the time the Company issued its financial statements for the year ended December 31, 2013. Therefore, the provisional measurements of fair value reflected in the financial statements contained herein are subject to change and such changes could be significant. The Company expects to finalize the valuation for Arbor Hills and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

Since their respective acquisition dates, WestShore, University Park, and Arbor Hills (the "Acquisitions") had revenues totaling $13,311, $8,816, and $96, respectively, for the year ended December 31, 2013. The Acquisitions had a combined net income of $752 for the year ended December 31, 2013. The Company expensed acquisition costs of $500 as general and administrative expenses within the Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2013.

The following table summarizes the consideration paid for the Acquisitions and the amounts of the assets acquired and liabilities assumed at their respective acquisition dates:

	WestShore	University Park	Arbor Hills	Total
Cash consideration paid for acquisitions, net of cash received (1)	$35,480	$103,982	$46,392	$185,854
Fair value of Company's interest before acquisition	26,667	—	—	26,667
Fair value of net assets acquired	$62,147	$103,982	$46,392	$212,521

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	$46,908	$11,981	$7,921	$66,810
Buildings, improvements and equipment	132,042	94,964	40,955	267,961
Deferred costs	2,135	625	1,548	4,308
Cash in escrow	6,913	—	—	6,913
Tenant accounts receivable	175	(395)	(84)	(304)
Prepaid and other assets (2)	4,422	794	3,192	8,408
Mortgage notes payable	(119,600)	—	—	(119,600)
Accounts payable and accrued expenses (3)	(10,848)	(3,987)	(2,952)	(17,787)
Noncontrolling interests	—	—	(2,289)	(2,289)
Redeemable noncontrolling interests	—	—	(1,899)	(1,899)
Total amount of identifiable net assets acquired	$62,147	$103,982	$46,392	$212,521

(1)	Amount shown for WestShore is net of the $4,520 in cash the Company assumed upon the acquisition of WestShore; amount shown for Arbor Hills includes $2,289 in OP Units issued by GPLP in lieu of cash.

(2)	Amount primarily relates to above-market leases.

(3)	Amount primarily relates to below-market leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Pearlridge, University Park, and WestShore, collectively (the "Recent Acquisitions"), had occurred on January 1, 2012. Amortization of the estimated above/below-market lease intangibles and the fair value adjustment to the carrying value of the mortgages, as well as the depreciation of the buildings, improvements and equipment, have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. The acquisitions of Town Center Crossing, Malibu and Arbor Hills have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the Years Ended December 31,
	2013				2012
	As Reported	Pro-Forma Adjustments		Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$381,815	$9,897	(1)	$391,712	$325,834	$45,040	(1)	$370,874
Net loss	$(4,675)	$(20,312)	(2)	$(24,987)	$(2,682)	$(29,441)	(2)	$(32,123)
Net loss attributable to Glimcher Realty Trust	$(4,150)	$(20,001)	(3)	$(24,151)	$(2,081)	$(28,920)	(3)	$(31,001)

Earnings per share - (basic) (4)	$(0.26)			$(0.40)	$(0.23)			$(0.44)
Earnings per share - (diluted) (4)	$(0.26)			$(0.40)	$(0.23)			$(0.44)

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

(2)
Includes the adjustments in (1) and the following adjustments: estimated above market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, estimated depreciation expense, removal of the gain on remeasurement of equity method investments, and previously recorded Equity in income or loss of unconsolidated real estate entities.

(3)	Amount also includes the allocation to noncontrolling interests.

(4)	Calculation of earnings per share includes preferred share dividends and the write-off related to the preferred share redemptions.

22.    Intangible Assets Associated with Acquisitions

Intangible assets and liabilities as of December 31, 2013, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland and Polaris Fashion Place, both located in Columbus, Ohio, Merritt Square Mall located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge, Malibu, University Park, WestShore, and Arbor Hills.

The intangibles associated with Arbor Hills are based upon management's best available information at the time of the preparation of the financial statements contained herein. However, the business acquisition accounting for this Property is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $18,924 in which the Company is the lessor, a liability for acquired below-market leases of $81,361 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $69,716.

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

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $7,118, $4,390, and $255 for the years December 31, 2013, 2012, and 2011, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of amortization, as of December 31, 2013 and 2012:

			Balance as of December 31,
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	2013	2012
Above-Market Leases - Company is lessor	Prepaid and other assets	7.4	$12,512	$9,224
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	12.8	$57,896	$43,040
Below-Market Leases - Company is lessee	Prepaid and other assets	30.0	$10,540	$11,764
Above-Market Leases - Company is lessee	Accounts payable and accrued expenses	49.0	$7,362	$7,808
Tenant Relationships	Prepaid and other assets	3.0	$621	$827
In-Place Leases	Building, improvements, and equipment	8.5	$44,392	$34,601
The table below shows the net amortization of intangibles as a decrease to net income over the next five years:

Year Ending December 31,	Amount
2014	$5,012
2015	3,194
2016	2,361
2017	1,275
2018	662
Total	$12,504

23.    Discontinued Operations

Financial results of Properties the Company sold or held-for-sale are reflected in discontinued operations for all periods presented in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$3,668	$6,930	$7,638
Operating expenses	(3,056)	(5,882)	(3,205)
Operating income	612	1,048	4,433
Interest expense, net	(100)	(98)	(2,968)
Net income from operations	512	950	1,465
Gain on disposition of property	—	—	27,800
Net income from discontinued operations	$512	$950	$29,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The revenues and operating expenses for the year ended December 31, 2013 primarily relate to the sale of an outparcel at Surprise.

The revenues and operating expenses for the year ended December 31, 2012 primarily relate to the sale of an outparcel at Northtown Mall, located in Blaine, Minnesota.

The revenues and expenses for the year ended December 31, 2011 primarily relate to Polaris Towne Center, located in Columbus, Ohio, which was sold during the fourth quarter of 2011. The gain on disposition of property during the year ended December 31, 2011 relates to the sale of Polaris Towne Center.

24.    Interim Financial Information (unaudited)

The following presents a summary of the unaudited financial information for the years ended December 31, 2013 and 2012:

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$87,761	$96,594	$94,652	$102,808
Total revenues as previously reported	$91,047	$96,679	$94,735	$102,808
Operating income	$19,414	$23,141	$20,755	$24,384
Operating income as previously reported	$19,734	$23,151	$20,770	$24,384
Net income (loss) attributable to Glimcher Realty Trust	$1,514	$36,543	$917	$(43,124)
Net (loss) income to common shareholders	$(13,911)	$29,916	$(4,978)	$(49,018)
(Loss) earnings per share (diluted)	$(0.10)	$0.21	$(0.03)	$(0.34)

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$69,828	$77,071	$87,248	$91,687
Total revenues as previously reported	$69,828	$77,071	$87,329	$91,807
Operating income	$14,668	$15,177	$17,071	$5,007
Operating income as previously reported	$14,665	$15,174	$17,096	$5,056
Net (loss) income attributable to Glimcher Realty Trust	$(5,219)	$21,640	$(312)	$(18,190)
Net (loss) income to common shareholders	$(11,356)	$15,503	$(10,363)	$(24,280)
(Loss) earnings per share (diluted)	$(0.10)	$0.11	$(0.07)	$(0.17)

Total revenues and operating income for 2013 and 2012 are restated to reflect guidance from ASC Topic 205 - "Presentation of Financial Statements." Net (loss) income to common shareholders reflects the net gains and losses associated with the sales of discontinued operations. It also reflects the income and loss from discontinued operations.

25.    Subsequent Events

On January 24, 2014 (the “Effective Date”), an affiliate of GRT ("Borrower") executed an agreement with the securitization trustee (the "Trustee") for the mortgage loan for Eastland that amends and modifies certain terms and conditions of the existing mortgage loan agreement (the “Agreement”). Under the Agreement, the Trustee and the Borrower will jointly market Eastland for sale during a six (6) month period that commences on the Effective Date (the “Marketing Period”). In the event a sale of the mall to an unaffiliated third party buyer (a “Buyer”) cannot be consummated during the Marketing Period, the Agreement requires the Trustee to take title to the mall through a deed in lieu of foreclosure so long as the Borrower is not in default. Under the Agreement, if Trustee acquires title through a deed in lieu of foreclosure, it will issue to the Company a full release of the mortgage lien currently encumbering the mall. Furthermore, under the Agreement, GPLP and GDC (each, together, the “Manager”), will continue to provide management services to the mall during the Marketing Period and, at the request of the Trustee, the Manager shall continue after the Marketing Period to manage the mall on behalf of the Trustee, but not a Buyer, for six months following the date on which the Trustee takes title to the Property as described above. At December 31, 2013, Eastland had a net book value of $24,699.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

On February 13, 2014, the Company closed on a modification and extension of its Credit Facility (as extended and modified, the “Amended Credit Facility”). The modification increases the commitment amount from $250,000 to $300,000 and extends the facility's maturity date to February 12, 2018 with an additional one-year extension option available that would extend the final maturity date to February 12, 2019. The Amended Credit Facility is unsecured and provides for improved pricing through a lower interest rate structure. Based upon current debt levels, Amended Credit Facility pricing is set initially at LIBOR plus 1.75% per annum versus the current rate of LIBOR plus 1.95% per annum. The commitment amount may be increased up to $500,000 under an accordion feature. The Company's availability under the Amended Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. Based upon the current pool of unencumbered Properties, at closing the Company had $204,545 of availability under the Amended Credit Facility and approximately $203,728 of unused capacity.

On February 13, 2014, the Company completed due diligence and has funds at risk related to a purchase agreement to acquire approximately 290,000 square feet of open-air retail properties in Oklahoma City, Oklahoma, for $51,800. The purchase includes three contiguous retail properties and approximately 12 acres of undeveloped land. The retail properties include Nichols Hills Plaza, Classen Curve and The Triangle @ Classen Curve. The Company expects to close on this transaction during the first quarter of 2014.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2013
(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
MALL PROPERTIES
Arbor Hills
Ann Arbor, MI	$25,500	$7,921	$40,955	$—	$7,921	$40,955	$48,876	$—		2013	[e]
Ashland Town Center
Ashland, KY	$40,577	3,866	21,454	19,801	3,823	41,298	45,121	20,261	1989		[e]
Colonial Park Mall
Harrisburg, PA	$—	9,765	43,770	4,206	9,704	48,037	57,741	23,526		2003	[e]
Dayton Mall
Dayton, OH	$82,000	9,068	90,676	47,198	8,710	138,232	146,942	57,732		2002	[e]
Eastland Mall
Columbus, OH	$40,150	12,570	17,794	13,921	7,441	36,844	44,285	22,224		2003	[e]
Grand Central Mall
Parkersburg, WV	$43,141	3,961	41,135	39,839	3,612	81,323	84,935	40,115		1993	[e]
Indian Mound Mall
Newark, OH	$—	892	19,497	19,953	773	39,569	40,342	22,923	1986		[e]
Malibu Lumber Yard
Malibu, CA	$—	—	41,142	57	—	41,199	41,199	2,916		2012	[e]
The Mall at Fairfield Commons
Beavercreek, OH	$94,876	5,438	102,914	22,648	7,194	123,806	131,000	64,977	1993		[e]
The Mall at Johnson City
Johnson City, TN	$52,940	4,462	39,439	42,088	10,146	75,843	85,989	27,327		2000	[e]
Merritt Square Mall
Merritt Island, FL	$54,359	14,460	70,810	3,641	14,460	74,451	88,911	15,451		2007	[e]
Morgantown Mall
Morgantown, WV	$—	1,273	40,484	9,216	1,381	49,592	50,973	29,481	1990		[e]

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
New Towne Mall
New Philadelphia, OH	$—	1,190	23,475	11,230	1,107	34,788	35,895	21,093	1988		[e]
Northtown Mall
Blaine, MN	$—	13,264	40,988	34,876	13,300	75,828	89,128	32,515		1998	[e]
Outlet Collection | Jersey Gardens, The
Elizabeth, NJ	$350,000	32,498	206,478	82,305	36,419	284,862	321,281	107,160	2000		[e]
Outlet Collection | Seattle, The
Auburn, WA	$51,611	1,058	104,612	29,989	7,548	128,111	135,659	55,146		2002	[e]
Pearlridge Center
Aiea, HI	$174,774	17,229	357,093	1,461	17,229	358,554	375,783	29,195		2012	[e]
Polaris Fashion Place
Columbus, OH	$225,000	42,069	219,889	21,846	44,152	239,652	283,804	86,801		2004	[e]
River Valley Mall
Lancaster, OH	$46,608	875	26,910	31,185	2,087	56,883	58,970	32,839	1987		[e]
Scottsdale Quarter
Scottsdale, AZ	$196,663	49,824	127,395	195,312	98,050	274,481	372,531	34,593		2010	[e]
Town Center Crossing
Leawood, KS	$37,305	12,499	58,662	656	12,499	59,318	71,817	4,052		2012	[e]
Town Center Plaza
Leawood, KS	$74,873	31,055	104,476	772	31,055	105,248	136,303	10,731		2011	[e]
University Park Village
Fort Worth, TX	$55,000	11,982	95,171	—	11,982	95,171	107,153	4,427		2013	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	14,112	3,298	37,530	40,828	22,348		1998	[e]
WestShore Plaza
Tampa, FL	$119,600	46,908	140,858	—	46,908	140,858	187,766	4,790		2013	[e]

COMMUNITY CENTERS
Morgantown Commons
Morgantown, WV	$—	$175	$7,549	$13,517	$175	$21,066	$21,241	$11,255	1991		[e]

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed
Ohio River Plaza
Gallipolis, OH	$—	502	6,373	1,567	351	8,091	8,442	5,436	1989		[e]

CORPORATE ASSETS
Corporate Investment in Real Estate Assets
Columbus, OH	$—	$—	$1,780	$16,405	$—	$18,185	$18,185	$12,340			[e]
		$338,041	$2,115,258	$677,801	$401,325	$2,729,775	$3,131,100	$801,654

DEVELOPMENTS IN PROGRESS
Georgesville Square
Columbus, OH	$—	$—	$—	$363	$300	$63	$363
River Valley Mall
Lancaster, OH	$—	—	—	2,177	141	2,036	2,177
Polaris Fashion Place
Columbus, OH	$—	—	—	11,278	9,672	1,606	11,278
Scottsdale Quarter
Scottsdale, AZ	$—	—	—	22,857	21,897	960	22,857
WestShore Plaza
Tampa, FL	$—	—	—	8,952	—	8,952	8,952
Other Developments	$—	—	—	8,365	1,939	6,426	8,365
		$—	$—	$53,992	$33,949	$20,043	$53,992

ASSET HELD FOR SALE
Town Square at Surprise
Surprise, AZ	$1,330	$3,860	$1,388	$(2,661)	$1,606	$981	$2,587	$663		2012	[e]
Vero Beach Fountains
Vero Beach, FL	$—	—	—	3,658	3,658	—	3,658	—
		$3,860	$1,388	$997	$5,264	$981	$6,245	$663

Total		$341,901	$2,116,646	$732,790	$440,538	$2,750,799	$3,191,337	$802,317

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2013.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2013.

(d)	See description of debt in Note 4 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures - three to ten years.

Reconciliation of Real Estate

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,775,368	$2,235,074	$2,118,359
Additions:
Improvements	105,038	92,219	43,562
Acquisitions (1)	334,771	488,809	135,534
Deductions	(30,085)	(40,734)	(62,381)
Balance at close of year	$3,185,092	$2,775,368	$2,235,074

Reconciliation of Accumulated Depreciation

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$710,042	$634,279	$588,351
Depreciation expense	115,143	97,501	69,921
Deductions	(23,531)	(21,738)	(23,993)
Balance at close of year	$801,654	$710,042	$634,279

(1)
Acquisitions in 2013 relate to Arbor Hills, University Park, and WestShore. Acquisitions in 2012 relate to Malibu, Pearlridge, Town Center Crossing, and the consolidation of Surprise. Acquisitions in 2011 relate to the purchase of Town Center Plaza.