Form 10-Q
period 2014-03-31
GLIMCHER REALTY TRUST
filed 2014-04-25
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, there were 145,091,571 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate:
Land	$410,710	$401,325
Buildings, improvements and equipment	2,699,628	2,729,775
Developments in progress	71,516	53,992
	3,181,854	3,185,092
Less accumulated depreciation	795,328	801,654
Property and equipment, net	2,386,526	2,383,438
Deferred costs, net	35,662	35,388
Real estate assets held-for-sale	34,899	5,667
Investment in and advances to unconsolidated real estate entities	28,652	30,428
Investment in real estate, net	2,485,739	2,454,921

Cash and cash equivalents	17,009	59,614
Non-real estate assets associated with properties held-for-sale	1,888	51
Restricted cash	24,644	33,674
Tenant accounts receivable, net	31,976	37,062
Deferred expenses, net	17,482	17,457
Prepaid and other assets	58,782	55,230
Total assets	$2,637,520	$2,658,009
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Mortgage notes payable	$1,802,719	$1,846,573
Mortgage notes payable associated with properties held-for-sale	39,975	1,330
Notes payable	23,000	—
Other liabilities associated with assets held-for-sale	1,013	89
Accounts payable and accrued expenses	117,764	136,670
Distributions payable	20,083	20,081
Total liabilities	2,004,554	2,004,743

Redeemable noncontrolling interests	2,321	1,886

Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,700,000 shares issued and outstanding	109,868	109,868
Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 3,800,000 shares issued and outstanding	91,591	91,591
Common Shares of Beneficial Interest, $0.01 par value, 145,088,499 and 145,075,115 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,451	1,451
Additional paid-in capital	1,290,612	1,289,097
Distributions in excess of accumulated earnings	(971,495)	(949,442)
Accumulated other comprehensive loss	(1,008)	(1,022)
Total Glimcher Realty Trust shareholders’ equity	617,485	638,009
Noncontrolling interests	13,160	13,371
Total equity	630,645	651,380
Total liabilities, redeemable noncontrolling interests, and equity	$2,637,520	$2,658,009

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Minimum rents	$59,020	$53,840
Percentage rents	1,912	1,822
Tenant reimbursements	28,848	25,423
Other revenues	3,393	5,030
Total revenues	93,173	86,115
Expenses:
Property operating expenses	21,864	18,417
Real estate taxes	10,692	10,030
Provision for doubtful accounts	258	959
Other operating expenses	3,335	4,669
Depreciation and amortization	31,480	26,379
General and administrative	7,753	6,838
Total expenses	75,382	67,292

Operating income	17,791	18,823
Interest income	74	4
Interest expense	20,514	18,107
Equity in income of unconsolidated real estate entities, net	250	321
(Loss) income from continuing operations	(2,399)	1,041
Discontinued operations:
Income from operations	117	380
Gain on disposition of property	1,004	—
Net (loss) income	(1,278)	1,421
Add: allocation to noncontrolling interests	(371)	93
Net (loss) income attributable to Glimcher Realty Trust	(1,649)	1,514
Less: Preferred share dividends	5,895	6,159
Less: Write-off related to preferred share redemption	—	9,266
Net loss to common shareholders	$(7,544)	$(13,911)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.06)	$(0.10)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.05)	$(0.10)

EPS (diluted):
Continuing operations	$(0.06)	$(0.10)
Discontinued operations	$0.01	$0.00
Net loss to common shareholders	$(0.05)	$(0.10)
Weighted average common shares outstanding	145,080	143,408
Weighted average common shares and common share equivalents outstanding	147,528	145,716

Net (loss) income	$(1,278)	$1,421
Other comprehensive income on derivative instruments, net	14	54
Comprehensive (loss) income	(1,264)	1,475
Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(1,264)	$1,474

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2014
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interests	Total
Balance, December 31, 2013	$109,868	$96,466	$91,591	145,075,115	$1,451	$1,289,097	$(949,442)	$(1,022)	$13,371	$651,380
Distributions declared, $0.10 per share							(14,509)		(245)	(14,754)
Distribution Reinvestment and Share Purchase Plan				2,184	—	15				15
Exercise of stock options				11,200	—	16				16
Amortization of performance stock						350				350
Amortization of restricted stock						812				812
Stock option expense						322				322
Preferred stock dividends							(5,895)			(5,895)
Net loss, excluding $(16) attributable to redeemable noncontrolling interests							(1,649)		387	(1,262)
Other comprehensive income on derivative instruments								14	—	14
Distribution to consolidated joint venture partner									(353)	(353)
Balance, March 31, 2014	$109,868	$96,466	$91,591	145,088,499	$1,451	$1,290,612	$(971,495)	$(1,008)	$13,160	$630,645

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,278)	$1,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	299	865
Depreciation and amortization	31,549	26,788
Amortization of financing costs	910	1,057
Equity in income of unconsolidated real estate entities, net	(250)	(321)
Distributions from unconsolidated real estate entities	2,072	27
Discontinued development costs charged to expense	—	122
Gain on sale of real estate assets	(1,004)	(505)
Stock compensation expense	1,484	1,199
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	4,223	852
Prepaid and other assets	(2,523)	(2,811)
Accounts payable and accrued expenses	(9,576)	(9,181)
Net cash provided by operating activities	25,906	19,513
Cash flows from investing activities:
Additions to development projects	(100)	(1,614)
Additions to redevelopment and renovation projects	(5,085)	(13,684)
Other capital expenditures	(17,465)	(5,860)
Acquisition of properties	(51,127)	(103,982)
Net proceeds from sale of real estate assets	2,583	3,160
Withdrawals from restricted cash	7,878	4,697
Additions to deferred costs and other	(1,313)	(1,289)
Net cash used in investing activities	(64,629)	(118,572)
Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	23,000	(40,000)
Payments of deferred financing costs	(1,108)	(1,025)
Proceeds from issuance of mortgages and other notes payable	—	285,000
Principal payments on mortgages and other notes payable	(4,861)	(164,696)
Net proceeds from issuance of common shares, including common stock plans	31	11,503
Distribution to consolidated joint venture partner	(353)	—
Contribution to consolidated joint venture by redeemable noncontrolling interest	56	—
Net proceeds from issuance of preferred shares	—	86,771
Cash distributions	(20,647)	(20,627)
Net cash (used in) provided by financing activities	(3,882)	156,926
Net change in cash and cash equivalents	(42,605)	57,867
Cash and cash equivalents, at beginning of year	59,614	17,489
Cash and cash equivalents, at end of period	$17,009	$75,356

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At March 31, 2014, GRT both owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”) and their subsidiaries.  As of March 31, 2014, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% ownership interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing, and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statement of Equity, and Consolidated Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The December 31, 2013 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2013.

Subsequent events that have occurred since March 31, 2014 that require disclosure in these financial statements are presented in Note 19 - "Subsequent Events."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

The notes to the consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K provide a detailed discussion of its critical accounting policies. There have been no material changes to these policies as of March 31, 2014.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the three months ended March 31, 2014 accounted for changes in the following areas: a) investment in real estate - $(11,167), b) investment in and advances to unconsolidated real estate entities - $45, c) accounts receivable - $(112), d) deferred costs - $1,678, e) prepaid and other assets - $1,212, f) mortgage notes payable - $348, g) accounts payable and accrued expenses - $8,405, h) accumulated other comprehensive loss - $(14), and i) redeemable noncontrolling interests - $(395).

Distributions for GRT's common shares of beneficial interest ("Common Shares" or "Common Stock") of $14,509 and $14,508 were declared, but not paid, as of March 31, 2014 and December 31, 2013, respectively.  Operating Partnership distributions of $245 and $244 were declared, but not paid as of March 31, 2014 and December 31, 2013, respectively.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $2,387 were declared, but not paid, as of March 31, 2014 and December 31, 2013, respectively. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest of $1,875 were declared, but not paid, as of March 31, 2014 and December 31, 2013, $1,563 of which relates to the three months ended March 31, 2014 and December 31, 2013. Distributions for GRT's 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) of $1,633 were declared, but not paid, as of March 31, 2014 and December 31, 2013, $1,379 of which relates to the three months ended March 31, 2014 and December 31, 2013.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Comprehensive (Loss) Income required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2014 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or their fair value less costs to sell.

The table presented below depicts the Properties or assets the Company has classified as held-for-sale as of March 31, 2014 and December 31, 2013.

Held-for-sale as of
Name of Asset or Property Description	Location	March 31, 2014	December 31, 2013
Development land (1)	Vero Beach, Florida	Yes	Yes
Town Square at Surprise (2)	Surprise, Arizona	Yes	Yes
Eastland Mall	Columbus, Ohio	Yes	No
Ohio River Plaza	Gallipolis, Ohio	Yes	No
Outparcel building (3)	Lancaster, Ohio	Yes	No

(1)	The land is owned by the consolidated joint venture, Vero Beach Fountains, LLC, (the "VBF Venture") as discussed in Note 4 - "Investment in Joint Ventures - Consolidated".

(2)
During the three months ended March 31, 2014, the joint venture that owned Town Square at Surprise ("Surprise Venture") as discussed in Note 4 - "Investment in Joint Ventures - Consolidated," sold the multi-tenant building located at the Property. As of March 31, 2014, the Company is classifying approximately 1.3 acres of development land as held-for-sale.

(3)	The building is located at River Valley Mall in Lancaster, Ohio.

4.	Investment in Joint Ventures – Consolidated

As of March 31, 2014, the Company has an interest in four consolidated joint ventures. The Surprise Venture and the VBF Venture each qualify as a VIE under ASC Topic 810 and the Company is the primary beneficiary of both of these joint ventures. The Company has determined that neither the Arbor Hills Venture nor the OKC Venture, as defined below, are VIE's. The Arbor Hills Venture and the OKC Venture are consolidated because the Company holds a controlling financial interest and the noncontrolling interests do not have substantive participating rights.

Variable Interest Entities

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in the Surprise Venture with the former landowner of the real property located in Surprise, Arizona. The Surprise Venture previously owned and operated Town Square at Surprise (“Surprise”), a community shopping center located in Surprise, Arizona. During the three months ended March 31, 2014, the Surprise Venture sold the multi-tenant building at Surprise to an unaffiliated third party, for a sales price of $2,754 and recorded a gain on the sale in the amount of $1,004. The proceeds from this sale were used to repay both the mortgage loan on Surprise, as well as the loan made to the Surprise Venture by GPLP. As of March 31, 2014, the Surprise Venture owns an approximate 1.3 acre parcel of undeveloped land located at Surprise and it is classified as held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with an unaffiliated third party to form the VBF Venture. The Company contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require that the Company receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned. As discussed in Note 3 - "Real Estate Assets Held-For-Sale", the Company has listed the undeveloped land held by the VBF Venture as held-for-sale.

The Company did not provide any additional financial support to the VBF Venture during the three months ended March 31, 2014.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of both the Surprise Venture and the VBF Venture at March 31, 2014 and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
Real estate assets held-for-sale	$4,116	$5,667
Total assets	$4,122	$5,718
Mortgage note payable associated with property held-for-sale	$—	$1,330
Total liabilities	$61	$1,419

Both the Surprise Venture and the VBF Venture are separate legal entities, and are not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the Surprise Venture or the VBF Venture, except as permitted by applicable law or regulation, or by agreement. Also, creditors of the Surprise Venture or the VBF Venture may not satisfy their debts from the assets of the Company, except as permitted by applicable law or regulation, or by agreement.

Other Joint Ventures - Consolidated

•	Arbor Hills Venture

On December 18, 2013, an affiliate of the Company acquired approximately 93% interest in Arbor Hills, an approximate 87,000 square foot open-air center located in Ann Arbor, Michigan, for $52,550. This investment is held by a GPLP subsidiary in a joint venture (the "Arbor Hills Venture") with two unaffiliated entities.

•	Oklahoma City Venture

On February 28, 2014, an affiliate of the Company acquired a 99% interest in approximately 290,000 square feet of open-air mixed-use properties in the Oklahoma City, Oklahoma area, for $51,820 (the "OKC Venture"). The purchase includes four contiguous retail properties and approximately 12 acres of land. The retail Properties primarily include Nichols Hills Plaza, Classen Curve, and The Triangle @ Classen Curve, collectively ("OKC Properties"). This investment is held by a GPLP subsidiary in the OKC Venture with an unaffiliated entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The noncontrolling interests in both the Arbor Hills Venture and the OKC Venture are redeemable at the option of the holder under certain circumstances according to the terms of the respective joint venture agreements. These noncontrolling interests are presented as redeemable noncontrolling interests outside of permanent equity on the Company's Consolidated Balance Sheets. The Company adjusts the carrying amount of the redeemable noncontrolling interests to their maximum redemption value at the end of each reporting period, after allocating their pro-rata amount of net income (loss) and any contributions received, or distributions to, the noncontrolling interests. Changes in the redemption value of the redeemable noncontrolling interests are recorded within total shareholder’s equity. Future reductions in the carrying amounts are limited to the original recorded fair value of the redeemable noncontrolling interests. The Company estimates the maximum redemption amounts based upon the terms of the applicable joint venture agreement, using variables such as: expected market capitalization rates, discount rates, and estimated future cash flows.

5.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment activity in material unconsolidated real estate entities for the three months ended March 31, 2014 consisted of investments in three separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group ("Blackstone") that owned and operated Lloyd Center ("Lloyd"), located in Portland, Oregon.

The Blackstone Joint Venture is holding certain assets related to the sale of Lloyd on June 11, 2013 to satisfy any remaining liabilities.

•	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, currently owns and operates one mall Property - Puente Hills Mall ("Puente") located in City of Industry, California.

•	Crescent Joint Venture

This investment consists of a 25% interest held by a GPLP subsidiary in a joint venture with Crescent Communities ("Crescent Joint Venture"), that will develop luxury apartment units located on the northeast corner of Scottsdale Quarter®, an open-air center located in Scottsdale, Arizona.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  The Company recognized fee and service income of $249 and $1,827 for the three months ended March 31, 2014 and 2013, respectively.

The Combined Statements of Operations listed below include the results from the following Properties.

The results include the operations from the Blackstone Joint Venture which previously owned Lloyd and are included from January 1, 2013 through March 31, 2013.

The Blackstone Joint Venture also owned WestShore Plaza ("WestShore"), located in Tampa, Florida. The results from WestShore are included from January 1, 2013 through March 31, 2013. On June 25, 2013, a GRT affiliate purchased the remaining 60% ownership interest in WestShore from affiliates of Blackstone (the "WestShore Acquisition"). As a result of the WestShore Acquisition, the Company now owns all of the equity interest in this Property.

The ORC Venture previously owned Tulsa Promenade ("Tulsa"), located in Tulsa Oklahoma. The results from Tulsa are included for the period from January 1, 2013 through March 31, 2013. The ORC Venture sold Tulsa on June 28, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The results for Puente are included for both periods presented below.

The Crescent Joint Venture is in the development stage. Accordingly, it is not presented in the Combined Statements of Operations.

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

	For the Three Months Ended March 31,
Combined Statements of Operations	2014	2013
Total revenues	$5,489	$19,183
Operating expenses	3,291	9,138
Depreciation and amortization	857	5,276
Operating income	1,341	4,769
Other expenses, net	112	86
Interest expense, net	764	3,987
Net income	465	696
Preferred dividend	4	8
Net income from the Company’s unconsolidated real estate entities	$461	$688
GPLP’s share of income from the Company's unconsolidated real estate entities	$250	$321

6.	Tenant Accounts Receivable, Net

The Company’s accounts receivable is comprised of the following components:

	March 31, 2014	December 31, 2013
Billed receivables	$4,759	$9,257
Straight-line receivables	23,846	23,583
Unbilled receivables	7,595	8,856
Less: allowance for doubtful accounts	(4,224)	(4,634)
Tenant accounts receivable, net	$31,976	$37,062

The Company's Tenant accounts receivable, net associated with assets held-for-sale were $501 and $49 at March 31, 2014, and December 31, 2013, respectively. These items were classified in "Non-real estate assets associated with properties held-for-sale" within the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of March 31, 2014 and December 31, 2013 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rates		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2014	2013	2014	2013
Fixed Rate:
MFC Beavercreek, LLC	$94,235	$94,876	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	51,230	51,611	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	54,198	54,359	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	66,364	66,663	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	174,090	174,774	4.60%	4.60%		(a)	$169,551	November 1, 2015
RVM Glimcher, LLC	46,400	46,608	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	—	40,150	—	5.87%		—	—	—
Glimcher MJC, LLC	52,763	52,940	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	42,980	43,141	6.05%	6.05%		(a)	$38,307	July 6, 2020
JG Elizabeth II, LLC	350,000	350,000	3.83%	3.83%		(b)	$350,000	November 1, 2020
ATC Glimcher, LLC	40,403	40,577	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	225,000	3.90%	3.90%		(f)	$203,576	March 1, 2025
AHC Washtenaw, LLC	25,500	25,500	4.27%	4.27%		(q)	$20,949	(l)
Leawood TCP, LLC	74,568	74,873	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	37,140	37,305	4.25%	4.25%		(a)	$25,820	(j)
UPV Glimcher, LP	55,000	55,000	3.85%	3.85%		(g)	$45,977	May 1, 2028
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,550,871	1,594,377
Variable Rate:
Kierland Crossing, LLC	130,000	130,000	3.27%	3.27%	(h)	(b)	$130,000	(m)
Glimcher WestShore, LLC	99,600	99,600	2.80%	2.80%	(n)	(b)	$99,600	(p)
Glimcher WestShore Mezz, LLC	20,000	20,000	8.00%	8.00%	(o)	(b)	$20,000	(p)
	249,600	249,600
Other:
Fair value adjustments	2,248	2,596
Mortgage Notes Payable	$1,802,719	$1,846,573

Mortgage Notes Payable Associated with Properties Held-for-Sale
Surprise Peripheral Venture, LLC	$—	$1,330	—	5.50%
EM Columbus II, LLC	39,975	—	5.87%	—		(a)	$38,057	December 11, 2016
Mortgage Notes Payable Associated with Properties Held-for-Sale	$39,975	$1,330

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are required.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at March 31, 2014 and December 31, 2013, and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

(i)	Interest rate escalates after optional prepayment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(j)	The loans for Town Center Plaza and Town Center Crossing are cross-collateralized and have a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the initial development of The Outlet Collection® | Jersey Gardens ("Jersey Gardens") site. Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	The loan has a call date of January 1, 2026.

(m)	The loan matures May 22, 2015; however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(n)	Interest rate is the greater of 2.80% or LIBOR plus 2.30%. The rate has been capped at 6.30%.

(o)	Interest rate is the greater of 8.00% or LIBOR plus 7.50%. The rate has been capped at 11.50%

(p)	The loans mature October 1, 2015, however, the loans may be extended for two years subject to payment of certain loan extension fees and satisfaction of other conditions.

(q)	The loan requires primarily monthly payments of interest only until February 2017. Thereafter, monthly payments of principal and interest are required.

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $2,131,252 and $2,147,522 at March 31, 2014 and December 31, 2013, respectively. Certain loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes GRT’s affiliate borrowers are in compliance with all covenants at March 31, 2014.  Additionally, $149,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the initial development of Jersey Gardens, located in Elizabeth, New Jersey, have been guaranteed by GRT as of March 31, 2014.

8.	Notes Payable

On February 13, 2014, GPLP closed on a modification and extension of its unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increases the maximum availability under the Credit Facility from $250,000 to $300,000 and extends the facility's maturity date to February 2018 with an additional one-year extension option. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of March 31, 2014 is LIBOR plus 1.75% per annum, or 1.90% per annum. GPLP may increase the total borrowing availability to $500,000 under an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of March 31, 2014.

At March 31, 2014, the availability level on the Credit Facility was $204,545 and the outstanding balance was $23,000.  Additionally, $817 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2014, the unused balance of the Credit Facility available to the Company was $180,728 and the average interest rate on the outstanding balance was 1.90% per annum.

At December 31, 2013, the availability level on the Prior Facility was $198,528 and the outstanding balance was $0.  Additionally, $817 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2013, the unused balance of the Prior Facility available to the Company was $197,711.

9.	Equity Activity

On April 29, 2013, the Company redeemed 3,600,000 of its Series G Preferred Shares outstanding at $25.00 per share, plus accumulated and unpaid distributions for a total of $90,569 using net proceeds from the Series I Preferred Share offering. In connection with this redemption, the Company used the catch-up method to accrete the excess of the scheduled call price over the carrying value, which includes previously incurred issuance costs, resulting in a charge of $9,266 for the three months ended March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On May 10, 2013, we filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the Securities and Exchange Commission ("SEC") registering debt securities, preferred shares, depository shares, Common Shares, equity warrants, units, rights (to purchase our common shares, preferred shares and other securities), purchase contracts, and any combination of the foregoing. The New Shelf replaces the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. The New Shelf has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

On May 10, 2013, we established a new continuous at-the-market equity offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215,000. During the three months ended March 31, 2014, GRT did not issue any Common Shares associated with the 2013 Program. As of March 31, 2014, GRT had $209,201 available for issuance under the 2013 Program.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no hedge ineffectiveness in earnings during the three months ended March 31, 2014 and 2013.

Amounts reported in OCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $497 will be reclassified as an increase to interest expense.

As of March 31, 2014, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $125,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	Liability Derivatives
	As of March 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts payable and accrued expenses	$504	Accounts payable and accrued expenses	$514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $504 and $514 in accounts payable and accrued expenses at March 31, 2014 and December 31, 2013, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2014	2013		2014	2013		2014	2013
Interest Rate Products	$(113)	$(57)	Interest expense	$(127)	$(111)	Interest expense	$—	$—

During the three months ended March 31, 2014, the Company recognized other comprehensive income of $14, to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2014, net of $127 in reclassifications to earnings for interest rate swap settlements during the period.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently has one interest rate cap with a notional amount of $102,500 that is not designated as a cash flow hedge. Changes in the fair value for derivatives not designated in hedging relationships are recorded in interest expense and were equal to $5 for the three months ended March 31, 2014.

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

As of March 31, 2014, the fair value of derivatives in a net liability position, plus accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $553. As of March 31, 2014, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2014, it would have been required to settle its obligations under the agreements at their termination value of $553.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the Company's liabilities measured at fair value as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Liabilities:
Derivative instruments, net	$—	$504	$—	$504

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Liabilities:
Derivative instruments, net	$—	$514	$—	$514

12.	Stock-Based Compensation

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

The compensation expense for all restricted Common Stock for the three months ended March 31, 2014 and 2013 was $812 and $707, respectively. The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.3 years, is $9,323 as of March 31, 2014.

Stock Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded for the Company’s share option plans was $322 and $244 for the three months ended March 31, 2014 and 2013, respectively.

Performance Shares

The Company grants performance shares to its senior executive officers under the 2012 Plan. Under the terms of the award agreement for each respective grant, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during a given three year performance period ("Performance Period"), as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented REITs.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.

The amount of compensation expense related to all allocated performance shares was $350 and $248 for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Commitments and Contingencies

At March 31, 2014, there were 2.4 million Operating Partnership units ("OP Units") outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2014 is $23,916 based upon a per unit value of $9.77 at March 31, 2014 (based upon a five-day average closing price of the Common Stock from March 24, 2014 to March 28, 2014).

The Company has provided a limited guarantee of franchise tax payments to be received by the City of Elizabeth, New Jersey (the "City") until franchise tax payments achieve $5,600 annually.  Through March 31, 2014, the Company has made $17,560 in payments under this guarantee agreement. During 2010, the Company was relieved from its limited guarantee of franchise taxes. The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2.00% per annum.  The reimbursement will occur from any excess assessments collected by the City above specified annual levels over the franchise assessment period of 30 years. Fifty percent of excess taxes collected over the $5,600 annual threshold will be paid by the City to the Company each year that the taxes collected exceed the threshold, until such time that the Company has recovered all previous guaranty payments plus LIBOR plus 2.00% per annum or the end of the franchise period is reached. As of March 31, 2014, the initial payment of $352 is due from the City. Based upon projected franchise tax collections during the guarantee period, the Company expects to recover at least $15,032 before the guarantee period ends in 2030.  Accordingly, this $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended March 31,
	2014			2013
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
(Loss) income from continuing operations	$(2,399)			$1,041
Less: preferred stock dividends	(5,895)			(6,159)
Less: preferred stock redemption costs	—			(9,266)
Noncontrolling interest adjustments (1)	166			228
Loss from continuing operations	$(8,128)	145,080	$(0.06)	$(14,156)	143,408	$(0.10)

Income from discontinued operations	$1,121			$380
Noncontrolling interest adjustments (1)	(537)			(135)
Income from discontinued operations and noncontrolling interest adjustments	$584	145,080	$0.00	$245	143,408	$0.00
Net loss to common shareholders	$(7,544)	145,080	$(0.05)	$(13,911)	143,408	$(0.10)
Diluted EPS:
(Loss) income from continuing operations	$(2,399)	145,080		$1,041	143,408
Less: preferred stock dividends	(5,895)			(6,159)
Less: preferred stock redemption costs	—			(9,266)
Noncontrolling interest adjustments (2)	(499)			(129)
Operating partnership units		2,448			2,308
Loss from continuing operations	$(8,793)	147,528	$(0.06)	$(14,513)	145,716	$(0.10)
Income from discontinued operations	$1,121	147,528	$0.01	$380	145,716	$0.00
Net loss to common shareholders before operating partnership noncontrolling interests	$(7,672)	147,528	$(0.05)	$(14,133)	145,716	$(0.10)

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

Financial results of Properties the Company sold or held-for-sale are reflected in discontinued operations for all periods presented in the Consolidated Statements of Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended March 31,
	2014	2013
Revenues	$1,791	$4,955
Other expense	(1,006)	(3,937)
Operating income	785	1,018
Interest expense	(668)	(638)
Net income from operations	117	380
Gain on disposition of property	1,004	—
Net income from discontinued operations	$1,121	$380

The revenues, other expense, and interest expense for the quarter ended March 31, 2014 primarily relate to Eastland Mall ("Eastland"). The gain on disposition of property during the quarter ended March 31, 2014 relates to the sale of the multi-tenant building at Surprise.

The revenues, other expense, and interest expense for the quarter ended March 31, 2013 primarily relate to the sale of an outparcel at Surprise and the operating results from Eastland.

16.	Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of March 31, 2014, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland and Polaris Fashion Place, both located in Columbus, Ohio, Merritt Square Mall, located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge Center, located in Aiea, Hawaii, Malibu Lumber Yard, located in Malibu, California, University Park Village ("University Park"), located in Fort Worth, Texas, WestShore, Arbor Hills, and OKC Properties.

The intangibles associated with Arbor Hills and OKC Properties, are based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for these Properties are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuations and complete the purchase price allocations as soon as practical, but no later than one year from the acquisition dates.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $19,827 in which the Company is the lessor, a liability for acquired below-market leases of $83,307 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $73,594.

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

Net amortization for all of the acquired intangibles was a decrease to net income of $1,880 and $1,703 for the three months ended March 31, 2014 and 2013, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of March 31, 2014 and December 31, 2013:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	March 31, 2014	December 31, 2013
Above-Market Leases - Company is lessor	Prepaid and other assets	7.8	$12,724	$12,512
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	13.1	$51,603	$57,896
Below-Market Lease - Company is lessee	Prepaid and other assets	29.8	$10,321	$10,540
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	48.8	$7,240	$7,362
Tenant Relationships	Prepaid and other assets	2.8	$569	$621
In-Place Leases	Building, improvements, and equipment	9.0	$44,338	$44,392

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.98% to 6.00% per annum at March 31, 2014 and 3.06% to 6.00% at December 31, 2013), the fair value of GRT's mortgage notes payable is estimated at $1,838,282 and $1,838,389 at March 31, 2014 and December 31, 2013, respectively, compared to its carrying amounts of $1,842,694 and $1,847,903, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

18.	Acquisition of Properties

Our consolidated acquisition activity for the periods presented are highlighted as follows:

2014 Acquisition Activity

On February 28, 2014, the Company purchased OKC Properties located in Oklahoma City, Oklahoma, for $51,820.

OKC Properties had revenues totaling $409 and a net loss of $353 for the three months ended March 31, 2014. The Company expensed acquisition costs of $387 as general and administrative expenses within the Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The following table summarizes the cash consideration paid for OKC Properties and the amounts of the assets acquired and liabilities assumed at the acquisition date. The amounts listed below for land, buildings, improvements and equipment, deferred costs, prepaid and other assets, and accounts payable and accrued expenses reflect provisional amounts that will be updated as information becomes available.

OKC Properties
Cash consideration paid for acquisition, net	$51,127

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	$19,215
Buildings, improvements and equipment	31,972
Tenant accounts receivable, net	(69)
Deferred costs	1,676
Prepaid and other assets (1)	903
Accounts payable and accrued expenses (2)	(2,570)
Total amount of identifiable assets acquired and liabilities assumed	$51,127

(1)    Amount relates to above-market leases.
(2)    Amount primarily relates to below-market leases.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of University Park and WestShore, collectively (the "Recent Acquisitions"), had occurred on January 1, 2013. Amortization of the estimated above/below-market lease intangibles, as well as the depreciation of the buildings, improvements and equipment have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. The acquisitions of Arbor Hills and OKC Properties, which occurred in 2013 and 2014, respectively, have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the Three Months Ended March 31,
	2014			2013
	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$93,173	$—	$93,173	$86,115	$5,196	(1)	$91,311
Net (loss) income	$(1,278)	$—	$(1,278)	$1,421	$(387)	(2)	$1,034
Net (loss) income attributable to Glimcher Realty Trust	$(1,649)	$—	$(1,649)	$1,514	$(381)	(3)	$1,133

Earnings per share - (basic) (4)	$(0.05)		$(0.05)	$(0.10)			$(0.10)
Earnings per share - (diluted) (4)	$(0.05)		$(0.05)	$(0.10)			$(0.10)

Pro-forma earnings per share, both basic and diluted, are calculated with an appropriate adjustment to noncontrolling interest expense for the difference in pro-forma income.

(1)
Represents the estimated revenues for the Recent Acquisitions which takes into consideration adjustments for fees previously earned by the Company for the management and the leasing of WestShore, and the estimated amortization of above/below-market leases.

(2)
Includes the adjustments in (1) and the following adjustments: operating expenses for Recent Acquisitions, management fees, estimated depreciation expense, and previously recorded Equity in income or loss of unconsolidated real estate entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(3)	Amount also includes the allocation to noncontrolling interests.

(4)	Calculation of earnings per share includes preferred share dividends and the write-off related to the preferred share redemption.

19.	Subsequent Events

During April 2014, the ORC Venture initiated plans to sell its entire interest in Puente and executed a listing agreement with a broker.

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

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has a material ownership or financial interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of March 31, 2014, we owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures) which are located in 16 states. The Properties contain an aggregate of approximately 19.5 million square feet of gross leasable area (“GLA”), of which approximately 94.6% was occupied at March 31, 2014.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the consolidated financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2013.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net loss to common shareholders	$(7,544)	$(13,911)
Add back (less):
Real estate depreciation and amortization	30,869	26,239
Pro-rata share of joint venture depreciation	410	2,223
Pro-rata share of gain on sale of consolidated joint venture asset	(502)	—
Noncontrolling interests in operating partnership	(128)	(222)
Funds From Operations	$23,105	$14,329

FFO increased by $8.8 million, or 61.2%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. We experienced an increase in operating income as adjusted for real estate depreciation and general and administrative expenses ("Property Operating Income") of $5.0 million. Acquisitions we made during 2013 and 2014, which include, University Park Village ("University Park"), an open-air center located in Fort Worth, Texas, which we purchased in January 2013, WestShore Plaza ("WestShore"), an enclosed regional mall located in Tampa, Florida, of which we acquired the remaining 60% joint venture interest from our partner in June 2013 (the "WestShore Acquisition"), Arbor Hills, an open-air center located in Ann Arbor, Michigan, which we purchased in December 2013, and the February 2014 purchase (the "OKC Purchase") of open-air centers Classen Curve, The Triangle @ Classen Curve, and Nichols Hills Plaza (collectively "OKC Properties"), which are located in the Oklahoma City, Oklahoma area (collectively the "Acquisitions"), contributed an additional $4.0 million in Property Operating Income when comparing the three months ended March 31, 2014 to the same period ending in 2013. Also, we experienced an increase in minimum rents of $1.2 million from our comparable mall properties. Lastly, during the three months ended March 31, 2013, we announced that we would redeem 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares"). In connection with this announcement, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.3 million.

Offsetting these increases to FFO, we incurred $2.4 million more in interest costs. Interest costs increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013 and new mortgage loans placed on The Outlet Collection®|Jersey Gardens ("Jersey Gardens"), located in Elizabeth, New Jersey, and Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, during 2013. Also, we received $1.9 million less in FFO from our unconsolidated real estate entities. This decrease can be primarily attributed to the WestShore Acquisition and the sale of Lloyd Center ("Lloyd"), an enclosed regional mall located in Portland, Oregon, which was previously owned through a joint venture. Lastly, general and administrative expenses were $915,000 higher for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in general and administrative expenses can be attributed primarily to increased costs relating to stock-based executive compensation, travel, legal costs, as well as acquisition costs associated with the OKC Purchase.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations if it is owned by the Company during the entire reporting periods that are being compared, and when the Company files the financial reports. For the three months ended March 31, 2014, there were discontinued operations that were comparable. The comparable property NOI reported in discontinued operations is reflected as a separate line item within the comparable NOI reconciliation below. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents and ground lease payments, amortization of above/below-market intangibles, termination income, and net income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another. The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended March 31,
	2014	2013	Variance
Operating income (continuing operations)	$17,791	$18,823	$(1,032)

Depreciation and amortization	31,480	26,379	5,101
General and administrative	7,753	6,838	915
Proportionate share of unconsolidated joint venture comparable NOI	914	848	66
Non-comparable Properties (1)	(2,726)	988	(3,714)
Comparable Properties in discontinued operations (2)	690	755	(65)
Termination income	12	(31)	43
Straight-line rents	(473)	(1,300)	827
Non-cash ground lease adjustments	664	860	(196)
Above/below-market lease amortization	(2,297)	(1,342)	(955)
Fee income	(249)	(905)	656
Other (3)	264	547	(283)
Comparable NOI	$53,823	$52,460	$1,363

Comparable NOI percentage change			2.6%

(1)	Amounts include community centers, Arbor Hills, OKC Properties, and the pro-rata share of WestShore.

(2)	Amounts include Eastland Mall in Columbus, Ohio and an outparcel building located at River Valley Mall in Lancaster, Ohio.

(3)	Other adjustments include discontinued developments costs, non-property income and expenses, and other non-recurring income or expenses.

Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Total revenues increased 8.2%, or $7.1 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Of this amount, minimum rents increased $5.2 million, percentage rents increased $90,000, tenant reimbursements increased $3.4 million, and other revenues decreased $1.6 million.

Minimum Rents

Minimum rents increased 9.6%, or $5.2 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  This increase is primarily attributable to the $4.0 million increase in minimum rents from the Acquisitions. The remaining $1.2 million increase can be attributed to minimum rents from various Properties throughout our portfolio.

Percentage Rents

Percentage rents increased 4.9%, or $90,000, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 13.5%, or $3.4 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Of this increase, $1.2 million can be attributed to the Acquisitions. The remaining Properties experienced an increase of $2.2 million. This increase can be attributed to higher recoverable operating expenses, primarily related to snow removal costs, associated with comparable Properties when comparing the three months ended March 31, 2014 to the same period ended March 31, 2013.

Other Revenues

Other revenues decreased 32.5%, or $1.6 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended March 31,
	2014	2013	Inc. (Dec.)
License agreement income	$1,972	$1,837	$135
Sponsorship income	573	397	176
Fee and service income	249	1,827	(1,578)
Other	599	969	(370)
Total	$3,393	$5,030	$(1,637)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income can be attributed to the sale of Lloyd, the sale of Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma, and the WestShore Acquisition, all of which occurred during June 2013.

Expenses

Total expenses increased 12.0%, or $8.1 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Property operating expenses increased $3.4 million, real estate taxes increased $662,000, the provision for doubtful accounts decreased $701,000, other operating expenses decreased $1.3 million, depreciation and amortization increased $5.1 million, and general and administrative costs increased $915,000.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $3.4 million, or 18.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Of this increase, $1.2 million can be attributed to the Acquisitions. Additionally, certain Properties experienced an increase in snow removal costs of $1.5 million when comparing the three months ended March 31, 2014 to March 31, 2013.

Real Estate Taxes

Real estate taxes increased $662,000, or 6.6%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Properties located in Ohio experienced $407,000 of this increase.

Provision for Doubtful Accounts

The provision for doubtful accounts was $258,000 for the three months ended March 31, 2014 compared to $959,000 for the three months ended March 31, 2013.  The provision represented 0.3% and 1.1% of revenue for the three months ended March 31, 2014 and 2013, respectively.

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

Other operating expenses decreased $1.3 million or 28.6%, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.  This decrease can be primarily attributed to a decrease in costs of providing services to our unconsolidated real estate entities.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.1 million, or 19.3%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Of this increase, $3.5 million can be attributed to the Acquisitions. The remaining $1.6 million increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses relate primarily to the corporate costs of the Company. These costs include, but are not limited to, wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $7.8 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in general and administrative expenses can be attributed primarily to increased costs relating to stock-based executive compensation, travel, legal costs, as well as acquisition costs associated with the OKC Purchase.

Interest Income

Interest income was $74,000 for the three months ended March 31, 2014 compared with interest income of $4,000 for the three months ended March 31, 2013.

Interest expense

Interest expense increased 13.3%, or $2.4 million, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The summary below identifies the net increase by its various components (dollars in thousands).

	For the Three Months Ended March 31,
	2014	2013	Inc. (Dec.)
Average loan balance	$1,784,717	$1,534,959	$249,758
Average rate	4.59%	4.71%	(0.12)%

Total interest	$20,480	$18,074	$2,406
Amortization of loan fees	845	1,047	(202)
Capitalized interest	(688)	(825)	137
Fair value adjustments	(348)	(348)	—
Other	225	159	66
Interest expense	$20,514	$18,107	$2,407

The increase in interest expense was primarily due to an increase in the average loan balance. The average loan balance increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013 and new mortgage loans placed on Jersey Gardens and Polaris during 2013. These costs were offset by a decrease in amortization of loan fees primarily due to loan fees incurred on the University Park term loan and the repayment of the loan on Colonial Park Mall, located is Harrisburg, Pennsylvania, during 2013. Capitalized interest decreased due to the completion of redevelopment projects at Jersey Gardens and The Outlet Collection|Seattle ("Seattle"), located in Auburn, Washington.

Equity in income of Unconsolidated Real Estate Entities, Net

Equity in income of unconsolidated real estate entities, net, contains results from our equity investments in Properties. Listed below are the numerous material unconsolidated real estate investments as well as the time frame that they are included in the results within "Equity in income of unconsolidated real estate entities, net."

The results include the operations from the joint venture (the “Blackstone Venture”) which previously owned both WestShore and Lloyd. The results for Lloyd are included from January 1, 2013 through March 31, 2013. On June 11, 2013, the Blackstone Venture sold Lloyd. The results from WestShore are included from January 1, 2013 through March 31, 2013. On June 25, 2013, we completed the WestShore Acquisition, and we now own all of the equity interest in this Property.

Results from the joint venture (the “ORC Venture”) that owns Puente Hills Mall (“Puente”), located in City of Industry, California, are included in both periods presented. The ORC Venture previously owned Tulsa, and its results are included from January 1, 2013 through March 31, 2013. On June 28, 2013, the ORC Venture sold Tulsa.

Net income of the unconsolidated entities was $461,000 and $688,000 for the three months ended March 31, 2014 and 2013, respectively.  Our proportionate share of the results was $250,000 and $321,000 for the three months ended March 31, 2014 and 2013, respectively.

Discontinued Operations

Total revenues from discontinued operations were $1.8 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively.  Income from discontinued operations during the three months ended March 31, 2014 and 2013 was $1.1 million and $380,000, respectively.

The decrease in revenues from discontinued operations for the three months ended March 31, 2014, as compared to three months ended March 31, 2013, relates primarily to the sale of an outparcel at Town Square at Surprise ("Surprise") located in Surprise, Arizona, that occurred during the three months ended March 31, 2013. The increase in income from discontinued operations can be attributed to the $1.0 million gain we recorded when we sold the multi-tenant building located at Surprise during the three months ended March 31, 2014.

Allocation to Noncontrolling Interests

During the three months ended March 31, 2014 we allocated $371,000 of income to noncontrolling interests. This allocation includes the 50% allocation of the $1.0 million gain we recorded when we sold the multi-tenant building at Surprise. During the three months ended March 31, 2013, we allocated $93,000 of loss to noncontrolling interests.  Noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Noncontrolling interests also include the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, common shares of beneficial interest ("Common Shares" or "Common Stock"), and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met primarily with cash flows provided by operations. We may also use our at-the-market continuous offering program to fund small redevelopment projects and reduce our indebtedness.

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

On February 13, 2014, we closed on a modification and extension of our unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increases the maximum availability under the Credit Facility from $250.0 million to $300.0 million and extends the facility's maturity date to February 2018 with an additional one-year extension option available that would extend the final maturity date to February 2019. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of March 31, 2014 was LIBOR plus 1.75% per annum. We may increase the total borrowing availability to $500.0 million under an accordion feature. Our availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio. Based upon our March 31, 2014 financial statements, we are in compliance with the covenants for the Credit Facility as listed below:

	Credit Facility Requirements	March 31, 2014
Maximum corporate debt to total asset value	60.0%	51.4%
Minimum interest coverage ratio	1.75 x	2.63 x
Minimum fixed charge coverage ratio	1.50 x	1.82 x
Maximum recourse debt	10.0%	4.1%

On February 28, 2014, we completed the OKC Purchase, consisting of approximately 290,000 square feet of open-air, mixed-use properties located in the Oklahoma City, Oklahoma area. The purchase price for this acquisition was approximately $51.8 million and was funded with available cash and funds available from our Credit Facility.

On March 21, 2014, the joint venture that owns Surprise (the "Surprise Venture") completed the sale of a multi-tenant building at Surprise. As a result of the sale, the $1.3 million mortgage loan (the "Surprise Loan") and the $450,000 loan from GPLP were repaid with proceeds from the sale. GRT's pro-rata share of the net proceeds from the sale was $353,000.

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215.0 million. The 2013 Program replaces the prior $200.0 million continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and, together with the 2013 Program, the “GRT ATM Program”). During the three months ended March 31, 2014, we had no activity and did not issue any shares under the GRT ATM Program. As of March 31, 2014, we had $209.2 million available for issuance under the GRT ATM Program.

At March 31, 2014, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt was 51.6%, compared to 52.8% at December 31, 2013. We also consider and review the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Under GRT's Second Amended and Restated Declaration of Trust, we are authorized to issue 250,000,000 shares of beneficial interest. As of March 31, 2014, we had approximately 61.5 million shares of beneficial interest of GRT available for issuance.

At March 31, 2014, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $204.5 million and the outstanding balance was $23.0 million. Additionally, $817,000 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of March 31, 2014, the unused balance of the Credit Facility available to the Company was $180.7 million.

At March 31, 2014, our mortgage notes payable were collateralized by first mortgage liens on eighteen of our Properties having a net book value of $2.1 billion. We have nine unencumbered assets and other corporate assets that have a combined net book value of $289.7 million.

On April 23, 2014, the Company announced its intention to sell between three to four of the Properties within its portfolio as part of a strategy to raise approximately $200 to $300 million of capital from such dispositions. In order to facilitate its objective, the Company has engaged a broker to serve as the Company’s listing agent and market thirteen of its regional shopping malls. The net proceeds from the dispositions would be used primarily to reduce corporate debt and to provide the Company funds for its current redevelopment pipeline. Proceeds could also be utilized for preferred stock redemptions. The following is the list of the Properties that will be listed for sale:

Property	Location	Property	Location
Ashland Town Center	Ashland, Kentucky	Morgantown Mall	Morgantown, West Virginia
Colonial Park Mall	Harrisburg, Pennsylvania	Merritt Square Mall	Merritt Island, Florida
Dayton Mall	Dayton, Ohio	New Towne Mall	New Philadelphia, Ohio
Grand Central Mall	Parkersburg, West Virginia	Northtown Mall	Blaine, Minnesota
Indian Mound Mall	Heath, Ohio	River Valley Mall	Lancaster, Ohio
The Mall at Fairfield Commons	Dayton, Ohio	Weberstown Mall	Stockton, California
The Mall at Johnson City	Johnson City, Tennessee

As a result of the marketing process for the Properties listed above, the Company recognizes that under acceptable circumstances and pricing conditions, a transaction, or a series of transactions, pertaining to such Properties could materialize involving more, or conceivably less, than the aforementioned targeted range of Properties for proceeds at, in excess, or less than the aforementioned range.

Cash Activity

For the three months ended March 31, 2014

Net cash provided by operating activities was $25.9 million for the three months ended March 31, 2014 (See also “Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

Net cash used in investing activities was $64.6 million for the three months ended March 31, 2014.  We spent $73.8 million on our investments in real estate. Of this amount, $51.1 million was attributable to the OKC Purchase. We also spent $5.2 million toward development, redevelopment, and renovation associated with multiple projects. We also spent $13.1 million to re-tenant existing spaces, with the most significant expenditures occurring at WestShore and Mall at Fairfield Commons, located in Beavercreek, Ohio.  The remaining amount was spent on operational capital expenditures. We received $2.6 million from the sale of the multi-tenant building at Surprise.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2014.  We increased our outstanding indebtedness under the Credit Facility by $23.0 million. Offsetting this increase to cash, we made $4.9 million in principal payments on existing mortgage debt.  Of this amount, $1.3 million was used to repay the Surprise Loan in connection with its sale. Additionally, regularly scheduled principal payments of $3.6 million were made on various loan obligations. Also, $20.6 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the three months ended March 31, 2013

Net cash provided by operating activities was $19.5 million for the three months ended March 31, 2013 (See also “Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

Net cash used in investing activities was $118.6 million for the three months ended March 31, 2013.  We spent $125.1 million on our investments in real estate. Of this amount, $104.0 million was attributable to the acquisition of University Park. We also spent $15.3 million toward development, and redevelopment and renovation projects. Of this amount, $6.7 million relates to the renovation of Jersey Gardens and $5.5 million is attributable to the re-branding and grand opening of Seattle. We also spent $5.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris, and Merritt Square Mall, located in Merritt Island, Florida.  The remaining amount was spent on operational capital expenditures. We also received $3.2 million from the sale of an outparcel at Surprise.

Net cash provided by financing activities was $156.9 million for the three months ended March 31, 2013. We received combined net proceeds of $11.5 million from the GRT ATM Program, our dividend reinvestment plan, and proceeds we received from the exercise of stock options.  We received $285.0 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris and $60.0 million secured by University Park. Furthermore, the Company issued Series I Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series I Preferred Shares") in March 2013, raising net proceeds of $86.8 million. Offsetting these increases to cash, we made $164.7 million in principal payments on existing mortgage debt.  Of this amount, $125.2 million was used to repay the existing loan associated with Polaris due to its refinancing. We paid a total of $35.6 million for the repayment in full of the Colonial Park Mall mortgage and a reduction of the Surprise Loan.  Additionally, regularly scheduled principal payments of $3.9 million were made on various loan obligations. We also reduced our outstanding indebtedness under the Prior Facility by $40.0 million.  Lastly, $20.6 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt increased by $17.8 million during the first three months of 2014. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2013	$1,847,903	$—	$1,847,903
Repayment of debt	(1,314)	—	(1,314)
Debt amortization payments	(3,547)	—	(3,547)
Amortization of fair value adjustment	(348)	—	(348)
Net borrowings, facilities	—	23,000	23,000
Balance at March 31, 2014	$1,842,694	$23,000	$1,865,694

On March 21, 2014, the Surprise Venture completed the sale of a multi-tenant building at Surprise. As a result of the sale, the $1.3 million mortgage loan was repaid with proceeds from the sale.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities remained unchanged during the first three months of 2014. The mortgage note payable associated with Puente is collateralized with a first mortgage lien. At March 31, 2014, Puente had a net book value of $84.6 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Notes Payable" to the consolidated financial statements.

At March 31, 2014, we had the following obligations relating to dividend distributions.  In the first quarter of 2014, the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.8 million, to be paid during the second quarter of 2014.  Our Series G Preferred Shares, our 7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares"), and Series I Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  The distribution obligation at March 31, 2014 for Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares was $2.4 million, $1.9 million, and $1.6 million, respectively, which represented the dividends declared but not paid as of March 31, 2014. The annual obligation for our preferred shares is $23.6 million per year.

At March 31, 2014, there were approximately 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share, (ii) Common Shares at the exchange ratio of one share for each OP Unit, or (iii) any combination of cash and Common Shares.  The fair value of the OP Units outstanding at March 31, 2014 was $23.9 million based upon a per unit value of $9.77 at March 31, 2014 (based upon a five-day average of the Common Stock price from March 24, 2014 to March 28, 2014).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2014 was $2.8 million.

At March 31, 2014, we had executed leases committing to $31.1 million in tenant allowances.  The leases will generate gross rents of approximately $133.3 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $6.5 million at March 31, 2014.

The Company currently has two ground lease obligations relating to Pearlridge Center ("Pearlridge"), located in Aiea, Hawaii, and Malibu Lumber Yard ("Malibu"), located in Malibu, California.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.

The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options.

Our obligations under the aforementioned ground leases are as follows: 2014 - $3.6 million, 2015-2016 - $9.5 million, 2017-2018 - $9.6 million, and $283.8 million thereafter.

Commercial Commitments

The terms of the Credit Facility as of March 31, 2014 are discussed in Note 8 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

The Company's pro-rata share of its material unconsolidated joint venture obligations and commitments are discussed below.

Puente’s outstanding amount on the mortgage note payable was $60.0 million at March 31, 2014. The loan requires Puente to make monthly payments of interest only with the outstanding principal being due and payable at the maturity date of July 1, 2017. Our pro-rata share of the long-term debt obligation for the scheduled payment of principal was $31.2 million at March 31, 2014.

We have a pro-rata obligation for tenant allowances at Puente in the amount of $353,000 for tenants who have signed leases which will generate pro-rata gross rents of approximately $3.4 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $115,000 at March 31, 2014.

The ORC Venture currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal, with the next re-appraisal due in 2014. The Puente ground lease expires in 2059. Our pro-rata share of this obligation is $137,000 in 2014.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time a project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the estimated useful life of the respective asset.  Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $697,000 and $824,000 for the three months ended March 31, 2014 and 2013, respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the three months ended March 31, 2014 and 2013, the Company capitalized $1.8 million and $1.5 million of these costs, respectively.

The tables below summarizes the amounts spent on capital expenditures for the three months ended March 31, 2014. The amounts represented within the table generally include cash paid to third parties. This table excludes numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture and fixtures, computer equipment, and automobiles.

	Capital Expenditures for the Three Months Ended March 31, 2014 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Development Capital Expenditures:
Development projects	$100	$—	$100
Redevelopment and renovation projects	$4,401	$—	$4,401
Anchor store tenant improvements and tenant allowances	$9,679	$—	$9,679

Property Capital Expenditures:
Non-anchor stores tenant improvements and allowances	$3,444	$11	$3,455
Operational capital expenditures	2,399	—	2,399
Total Property Capital Expenditures	$5,843	$11	$5,854

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Our anchor store tenant improvements for the three months ending March 31, 2014 include improvements for a Dick’s Sporting Goods and Macy's at WestShore, and Elder-Beerman at Mall at Fairfield Commons.

The tenant improvements in 2014 for non-anchor stores include stores such as VIE Fitness at Arbor Hills, Jo-Ann Fabrics at Ashland Town Center, located in Ashland, Kentucky, Altar’d State and Anthem Media at Town Center Plaza, located in Leawood, Kansas, Starbucks at Mall at Fairfield Commons, Lego and Torrid at Jersey Gardens, and H&M at Weberstown Mall, located in Stockton, California.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company's assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties. We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under the Credit Facility, proceeds from the GRT ATM Program, construction financing, long-term mortgage debt, and proceeds from the sale of assets.

We are working on anchor store re-tenanting projects at several of our properties that are scheduled for completion in 2014. A former anchor store at University Park will be converted to five new specialty stores, most of which will be first-to-market in Fort Worth, Texas. We are adding new H&M stores at both of our Dayton, Ohio malls, as well as at Weberstown Mall in 2014. Construction work is complete at WestShore on the new Dick’s Sporting Goods store and the store opened in April. A new 10-screen Cinemark theater is under construction at River Valley Mall and is expected to open before the holiday season this year.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

The first two phases of Scottsdale Quarter, located in Scottsdale, Arizona, are completed with approximately 542,000 square feet of GLA consisting of approximately 366,000 square feet of retail space and approximately 176,000 square feet of office space above the retail units. Approximately 93.0% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter, as well as proceeds from our Credit Facility. The tenant mix and overall leasing progress made to date on Scottsdale Quarter is consistent with our expectations for the Property.  Between signed leases and leases out for signature, we have approximately 98% of Phases I and II space addressed at Scottsdale Quarter. Apple, Brio, Dominick's Steakhouse, Express, Free People, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Restoration Hardware, Sephora, Stingray Sushi, True Food, Urban Outfitters, and West Elm are among those who have opened their stores.

With respect to Phase III, we commenced construction on the north parcel in November 2013 of luxury apartment units with ground floor retail. We have retained a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. We contributed the land to this joint venture in exchange for $5.5 million in cash and the 25% interest, but are not obligated to make future capital contributions. The south parcel will be the next ground breaking at the project with plans to build a 140,000 to 160,000 square foot building that will be comprised of retail and office. Pre-leasing on the south parcel building is strong with plans to deliver the stores in 2015. The middle parcel will be the final component of Phase III and will be comprised of retail and likely a boutique hotel. Phase III will add density at Scottsdale Quarter with a mix of office, residential, and lodging; but the cornerstone of the development remains retail.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture malls (“Mall Store Sales”), for the twelve month period ended March 31, 2014 were $471 per square foot, compared to $453 per square foot for the twelve month period ended March 31, 2013.  Mall Store Sales include only those stores open for the twelve months ended March 31, 2014 and 2013.

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

Portfolio occupancy statistics, by Property type, are summarized below:

	Occupancy (1)
	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013

Total Occupancy
Core Malls (2)	94.5%	95.6%	95.0%	94.7%	94.2%
Total Community Center Portfolio	96.2%	94.5%	93.1%	92.1%	91.1%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture malls.

Leasing Results

We evaluate our leasing results by anchor and non-anchor, as well as new deals versus renewals of existing tenants' leases. Anchor stores are those stores of 20,000 square feet or more, and non-anchor stores are stores that are less than 20,000 square feet and outparcels. We report our leasing results for the leases we refer to as permanent leases, which exclude our specialty tenant activity that has a shorter term in nature. Permanent leases have terms in excess of 35 months, while specialty deals have terms ranging from 13 - 35 months. The tenant allowances on the permanent leasing deals signed in 2014 are in-line with historical levels and typically have a reimbursement time horizon of 12-24 months based upon the base rent amount in the respective lease.

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

The following table summarizes our new and renewal leasing activity for the three months ending March 31, 2014:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	20,924	—	20,924	$—	$—	$—
Mall non-anchors	71,720	188,655	260,375	$24.50	$35.76	$32.47

The following table summarizes the new and renewal lease activity, and the comparative prior rents, for the three months ended March 31, 2014, for only those leases where the space was occupied in the previous 24 months.

	GLA Analysis					Average Annualized Base Rents
Three months ended March 31, 2014	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	40,457	152,645	193,102	$28.46	$21.41	$37.36	$31.45	$35.50	$29.35	21%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2014, approximately 91.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.0 years and a weighted-average interest rate of approximately 4.7%. At December 31, 2013, approximately 92.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.2 years and a weighted-average interest rate of approximately 4.7%. The remainder of our debt at March 31, 2014 and December 31, 2013 bears interest at variable rates with weighted-average interest rates of approximately 3.5% and 3.7%, respectively.

At March 31, 2014, the fair value of our debt (excluding borrowings under our Credit Facility) was $1.838 billion, compared to its carrying amount of $1.843 billion. Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2014, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.3 million per year. Also, the fair value of our debt would decrease by approximately $46.2 million. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $73,000 per year and increase the fair value of our debt by approximately $49.7 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to interest rate floors and the current LIBOR rate, which was 0.15% as of March 31, 2014. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first quarter of 2014 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.158
First Amendment to Fourth Amended and Restated Credit Agreement, dated February 13, 2014, by and among Glimcher Properties Limited Partnership, KeyBank National Association, as administrative agent, several participating lenders, and as to certain provisions in the Amendment, Glimcher Realty Trust and Glimcher Properties Corporation.

10.159
Agreement Regarding Loan, dated January 24, 2014, by and between EM Columbus II, LLC, Glimcher Properties Limited Partnership, and U.S. Bank National Association, a National Banking Association organized and existing under the laws of the United States of America, not in its individual capacity but solely in its capacity as Trustee for the registered holders of LB-UBS Commercial Mortgage Trust 2007-C1.

10.160	Purchase and Sale Agreement, as amended and dated as of October 29, 2013, by and between Chesapeake Land Development Company, L.L.C. and Glimcher Properties Limited Partnership.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Melissa A. Indest
Melissa A. Indest Chief Accounting Officer and Senior Vice President, Finance (Principal Accounting Officer)

Dated:    April 25, 2014