Form 10-Q
period 2014-06-30
GLIMCHER REALTY TRUST
filed 2014-07-18
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 17, 2014, there were 145,357,482 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate:
Land	$408,421	$401,325
Buildings, improvements and equipment	2,713,615	2,729,775
Developments in progress	70,409	53,992
	3,192,445	3,185,092
Less accumulated depreciation	818,787	801,654
Property and equipment, net	2,373,658	2,383,438
Deferred costs, net	35,888	35,388
Real estate assets held-for-sale	29,326	5,667
Investment in and advances to unconsolidated real estate entities	29,307	30,428
Investment in real estate, net	2,468,179	2,454,921

Cash and cash equivalents	21,289	59,614
Non-real estate assets associated with properties held-for-sale	1,491	51
Restricted cash	23,546	33,674
Tenant accounts receivable, net	32,870	37,062
Deferred expenses, net	16,600	17,457
Prepaid and other assets	54,119	55,230
Total assets	$2,618,094	$2,658,009
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Mortgage notes payable	$1,799,086	$1,846,573
Mortgage notes payable associated with properties held-for-sale	39,812	1,330
Notes payable	26,000	—
Other liabilities associated with assets held-for-sale	695	89
Accounts payable and accrued expenses	118,108	136,670
Distributions payable	20,109	20,081
Total liabilities	2,003,810	2,004,743

Redeemable noncontrolling interests	2,403	1,886

Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,700,000 shares issued and outstanding	109,868	109,868
Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 3,800,000 shares issued and outstanding	91,591	91,591
Common Shares of Beneficial Interest, $0.01 par value, 145,355,392 and 145,075,115 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,454	1,451
Additional paid-in capital	1,292,403	1,289,097
Distributions in excess of accumulated earnings	(991,635)	(949,442)
Accumulated other comprehensive loss	(920)	(1,022)
Total Glimcher Realty Trust shareholders’ equity	599,227	638,009
Noncontrolling interests	12,654	13,371
Total equity	611,881	651,380
Total liabilities, redeemable noncontrolling interests, and equity	$2,618,094	$2,658,009

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2014	2013
Revenues:
Minimum rents	$61,079	$57,135
Percentage rents	2,414	2,094
Tenant reimbursements	28,832	26,333
Other revenues	5,605	9,459
Total revenues	97,930	95,021
Expenses:
Property operating expenses	20,343	18,579
Real estate taxes	12,414	11,335
Provision for doubtful accounts	421	786
Other operating expenses	4,729	8,606
Depreciation and amortization	30,923	26,227
General and administrative	7,358	6,932
Total expenses	76,188	72,465

Operating income	21,742	22,556
Interest income	65	5
Interest expense	20,602	17,931
Gain on remeasurement of equity method investment	—	19,227
Equity in income of unconsolidated real estate entities, net	755	12,990
Income from continuing operations	1,960	36,847
Discontinued operations:
Income from operations	605	134
Gain on dispositions of asset	325	—
Impairment loss	(2,513)	—
Net income	377	36,981
Add: allocation to noncontrolling interests	(86)	(438)
Net income attributable to Glimcher Realty Trust	291	36,543
Less: Preferred share dividends	5,895	6,467
Less: Write-off related to preferred share redemption	—	160
Net (loss) income to common shareholders	$(5,604)	$29,916
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.03)	$0.21
Discontinued operations	$(0.01)	$0.00
Net (loss) income to common shareholders	$(0.04)	$0.21

EPS (diluted):
Continuing operations	$(0.03)	$0.20
Discontinued operations	$(0.01)	$0.00
Net (loss) income to common shareholders	$(0.04)	$0.21
Weighted average common shares outstanding	145,234	144,532
Weighted average common shares and common share equivalents outstanding	147,682	147,420

Net income	$377	$36,981
Other comprehensive income on derivative instruments, net	90	183
Comprehensive income	467	37,164
Comprehensive income attributable to noncontrolling interests	(2)	(3)
Comprehensive income attributable to Glimcher Realty Trust	$465	$37,161

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2014	2013
Revenues:
Minimum rents	$120,099	$110,975
Percentage rents	4,326	3,916
Tenant reimbursements	57,680	51,756
Other revenues	8,998	14,489
Total revenues	191,103	181,136
Expenses:
Property operating expenses	42,207	36,996
Real estate taxes	23,106	21,365
Provision for doubtful accounts	679	1,745
Other operating expenses	8,064	13,275
Depreciation and amortization	62,403	52,606
General and administrative	15,111	13,770
Total expenses	151,570	139,757

Operating income	39,533	41,379
Interest income	139	9
Interest expense	41,116	36,038
Gain on remeasurement of equity method investments	—	19,227
Equity in income of unconsolidated real estate entities, net	1,005	13,311
(Loss) income from continuing operations	(439)	37,888
Discontinued operations:
Income from operations	722	514
Gain on disposition of assets	1,329	—
Impairment loss	(2,513)	—
Net (loss) income	(901)	38,402
Add: allocation to noncontrolling interests	(457)	(345)
Net (loss) income attributable to Glimcher Realty Trust	(1,358)	38,057
Less: Preferred share dividends	11,790	12,626
Less: Write-off related to preferred share redemptions	—	9,426
Net (loss) income to common shareholders	$(13,148)	$16,005
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.08)	$0.11
Discontinued operations	$(0.01)	$0.00
Net (loss) income to common shareholders	$(0.09)	$0.11

EPS (diluted):
Continuing operations	$(0.08)	$0.11
Discontinued operations	$(0.01)	$0.00
Net (loss) income to common shareholders	$(0.09)	$0.11
Weighted average common shares outstanding	145,157	143,973
Weighted average common shares and common share equivalents outstanding	147,605	146,865

Net (loss) income	$(901)	$38,402
Other comprehensive income on derivative instruments, net	104	237
Comprehensive (loss) income	(797)	38,639
Comprehensive income attributable to noncontrolling interests	(2)	(4)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(799)	$38,635

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2014
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interests	Total
Balance, December 31, 2013	$109,868	$96,466	$91,591	145,075,115	$1,451	$1,289,097	$(949,442)	$(1,022)	$13,371	$651,380
Distributions declared, $0.20 per share							(29,045)		(490)	(29,535)
Distribution Reinvestment and Share Purchase Plan				4,749	—	37				37
Exercise of stock options				63,467	1	405				406
Restricted stock grant				225,418	2	(2)				—
Cancellation of restricted stock grant				(13,357)	—	—				—
Amortization of performance stock						722				722
Amortization of restricted stock						1,765				1,765
Stock option expense						554				554
Preferred stock dividends							(11,790)			(11,790)
Net loss, excluding $(52) attributable to redeemable noncontrolling interests							(1,358)		509	(849)
Other comprehensive income on derivative instruments								102	2	104
Distribution to consolidated joint venture partner									(736)	(736)
Adjustment of redemption value for redeemable noncontrolling interests						(177)				(177)
Transfer to noncontrolling interest in partnership						2			(2)	—
Balance, June 30, 2014	$109,868	$96,466	$91,591	145,355,392	$1,454	$1,292,403	$(991,635)	$(920)	$12,654	$611,881

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(901)	$38,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	730	1,542
Depreciation and amortization	62,472	53,376
Amortization of financing costs	1,788	1,859
Equity in income of unconsolidated real estate entities, net	(1,005)	(13,311)
Distributions from unconsolidated real estate entities	2,217	35
Discontinued development costs charged to expense	4	122
Impairment loss	2,513	—
Gain on sale of real estate assets	(2,491)	(851)
Gain on remeasurement of equity method investment	—	(19,227)
Stock compensation expense	3,041	2,605
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	3,120	(2,104)
Prepaid and other assets	1,682	2,053
Accounts payable and accrued expenses	(9,922)	(8,167)
Net cash provided by operating activities	63,248	56,334
Cash flows from investing activities:
Additions to redevelopment and renovation projects	(11,220)	(26,873)
Other capital expenditures	(27,662)	(13,672)
Acquisition of properties	(51,127)	(139,462)
Net proceeds from sale of real estate assets	8,185	7,455
Withdrawals from (additions to) restricted cash	9,101	(2,533)
Additions to deferred costs and other	(3,899)	(2,127)
Distributions from unconsolidated real estate entities	—	25,496
Net cash used in investing activities	(76,622)	(151,716)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	26,000	10,000
Payments of deferred financing costs	(1,110)	(688)
Proceeds from issuance of mortgages and other notes payable	—	340,000
Principal payments on mortgages and other notes payable	(8,309)	(228,240)
Net proceeds from issuance of common shares, including common stock plans	443	16,763
Distribution to consolidated joint venture partner	(736)	—
Contribution to consolidated joint venture by redeemable noncontrolling interest	56	—
Net proceeds from issuance of preferred shares	—	91,614
Redemption of preferred shares	—	(90,000)
Cash distributions	(41,295)	(41,931)
Net cash (used in) provided by financing activities	(24,951)	97,518
Net change in cash and cash equivalents	(38,325)	2,136
Cash and cash equivalents, at beginning of year	59,614	17,489
Cash and cash equivalents, at end of period	$21,289	$19,625

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At June 30, 2014, GRT both owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”) and their subsidiaries.  As of June 30, 2014, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% ownership interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing, and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive (Loss) Income, Consolidated Statement of Equity, and Consolidated Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

No material subsequent events have occurred since June 30, 2014 that required recognition or disclosure in these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

The notes to the consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K provide a detailed discussion of its critical accounting policies. There have been no material changes to these policies as of June 30, 2014.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the six months ended June 30, 2014 accounted for changes in the following areas: a) investment in real estate - $(10,718), b) investment in and advances to unconsolidated real estate entities - $91, c) accounts receivable - $(112), d) deferred costs - $1,626, e) prepaid and other assets - $817, f) mortgage notes payable - $696, g) accounts payable and accrued expenses - $8,038, h) additional paid in capital - $177, i) accumulated other comprehensive loss - $(102), and j) redeemable noncontrolling interests - $(513).

Distributions for GRT's common shares of beneficial interest ("Common Shares" or "Common Stock") of $14,536 and $14,508 were declared, but not paid, as of June 30, 2014 and December 31, 2013, respectively.  Operating Partnership distributions of $244 were declared, but not paid as of June 30, 2014 and December 31, 2013.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $2,387 were declared, but not paid, as of June 30, 2014 and December 31, 2013. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest of $1,875 were declared, but not paid, as of June 30, 2014 and December 31, 2013, $1,563 of which relates to the three months ended June 30, 2014 and December 31, 2013. Distributions for GRT's 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) of $1,633 were declared, but not paid, as of June 30, 2014 and December 31, 2013, $1,379 of which relates to the three months ended June 30, 2014 and December 31, 2013.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Only disposals representing a strategic shift in operations should be presented as discontinued operations.  This accounting standard update is effective for annual filings beginning on or after December 15, 2014. Early adoption is permitted. The impact of the adoption of ASU 2014-08 on the Company’s results of operations, financial position, cash flows and disclosures will be based on the Company’s future disposal activity.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the new standard.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Comprehensive (Loss) Income required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the consolidated financial statements in order to conform to the 2014 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or their fair value less costs to sell.

The table presented below depicts the Properties or assets the Company has classified as held-for-sale as of June 30, 2014 and December 31, 2013:

Held-for-Sale as of
Name of Asset or Property Description	Location	June 30, 2014	December 31, 2013
Development land (1)	Vero Beach, Florida	Yes	Yes
Town Square at Surprise (2)	Surprise, Arizona	No	Yes
Eastland Mall	Columbus, Ohio	Yes	No
Ohio River Plaza	Gallipolis, Ohio	Yes	No

(1)	The land is owned by the consolidated joint venture, Vero Beach Fountains, LLC (the "VBF Venture"), as discussed in Note 4 - "Investment in Joint Ventures - Consolidated."

(2)
During the six months ended June 30, 2014, the joint venture that owned Town Square at Surprise ("Surprise Venture"), as discussed in Note 4 - "Investment in Joint Ventures - Consolidated," sold the multi-tenant building located at the Property as well as approximately 1.3 acres of development land.

4.	Investment in Joint Ventures – Consolidated

As of June 30, 2014, the Company has an interest in three consolidated joint ventures. The VBF Venture qualifies as a VIE under ASC Topic 810 and the Company is the primary beneficiary of this joint venture. The Company has determined that neither the Arbor Hills Venture nor the OKC Venture, as defined below, are VIE's. The Arbor Hills Venture and the OKC Venture are consolidated because the Company holds a controlling financial interest and the noncontrolling interests do not have substantive participating rights.

Sold Assets

•	Surprise Venture

This investment consisted of a 50% interest held by a GPLP subsidiary in the Surprise Venture with the former landowner of the real property. The Surprise Venture previously owned and operated Town Square at Surprise (“Surprise”), a community shopping center located in Surprise, Arizona.

During the three months ended June 30, 2014, the Surprise Venture sold the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900 and the Company recorded a gain on the sale of $372. During the six months ended June 30, 2014, the Surprise Venture sold the multi-tenant building at Surprise to an unaffiliated third party, for a sales price of $2,754 and recorded a gain on the sale in the amount of $1,004. The proceeds from this sale were used to repay both the mortgage loan on Surprise as well as the loan made to the Surprise Venture by GPLP.

As of June 30, 2014, the Surprise Venture no longer owns any real estate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Variable Interest Entities

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with an unaffiliated third party to form the VBF Venture. The Company contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require that the Company receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned. As discussed in Note 3 - "Real Estate Assets Held-for-Sale," the Company has listed the undeveloped land held by the VBF Venture as held-for-sale.

The Company did not provide any additional financial support to the VBF Venture during the six months ended June 30, 2014.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities, which consist of only the VBF Venture at June 30, 2014 and consisted of both the Surprise Venture and the VBF Venture at December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
Real estate assets held-for-sale	$3,658	$5,667
Total assets	$3,658	$5,718
Mortgage note payable associated with property held-for-sale	$—	$1,330
Total liabilities	$5	$1,419

The VBF Venture is a separate legal entity, and is not liable for the debts of the Company.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the VBF Venture, except as permitted by applicable law or regulation, or by agreement. Also, creditors of the VBF Venture may not satisfy their debts from the assets of the Company, except as permitted by applicable law or regulation, or by agreement.

Other Joint Ventures - Consolidated

•	Arbor Hills Venture

On December 18, 2013, an affiliate of the Company acquired an approximately 93% interest in Arbor Hills, an approximate 87,000 square foot open-air center located in Ann Arbor, Michigan, for $52,550. This investment is held by a GPLP subsidiary in a joint venture (the "Arbor Hills Venture") with two unaffiliated entities.

•	OKC Venture

On February 28, 2014, an affiliate of the Company acquired a 99% interest in approximately 290,000 square feet of open-air mixed-use properties in the Oklahoma City, Oklahoma area for $51,820 (the "OKC Venture"). The purchase includes four contiguous retail properties and approximately 12 acres of land. The retail Properties primarily include Nichols Hills Plaza, Classen Curve, and The Triangle @ Classen Curve, (collectively the "OKC Properties"). This investment is held by a GPLP subsidiary in the OKC Venture with an unaffiliated entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The noncontrolling interests in both the Arbor Hills Venture and the OKC Venture are redeemable at the option of the holders under certain circumstances according to the terms of the respective joint venture agreements. These noncontrolling interests are presented as redeemable noncontrolling interests outside of permanent equity on the Company's Consolidated Balance Sheets. The Company adjusts the carrying amount of the redeemable noncontrolling interests to their maximum redemption value at the end of each reporting period, after allocating their pro-rata amount of net income (loss) and any contributions received, or distributions to, the noncontrolling interests. Changes in the redemption value of the redeemable noncontrolling interests are recorded within shareholder’s equity. Future reductions in the carrying amounts are limited to the original recorded fair value of the redeemable noncontrolling interests. The Company estimates the maximum redemption amounts based upon the terms of the applicable joint venture agreement, using variables such as: expected market capitalization rates, discount rates, and estimated future cash flows.

5.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment activity in material unconsolidated real estate entities for the six months ended June 30, 2014 consisted of investments in three separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group ("Blackstone") that owned and operated Lloyd Center ("Lloyd"), located in Portland, Oregon.

The Blackstone Joint Venture is holding certain assets relating to the sale of Lloyd, which was completed on June 11, 2013. These assets are available to satisfy any remaining liabilities associated with Lloyd.

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

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  The Company recognized fee and service income of $225 and $1,893 for the three months ended June 30, 2014 and 2013, respectively, and fee and service income of $474 and $3,720 for the six months ended June 30, 2014 and 2013, respectively.

The Combined Statements of Operations listed below include the results from the following Properties:

The results include the operations from the Blackstone Joint Venture which previously owned Lloyd and are included from January 1, 2013 through June 10, 2013.

The Blackstone Joint Venture also owned WestShore Plaza ("WestShore"), located in Tampa, Florida. The results from WestShore are included from January 1, 2013 through June 24, 2013. On June 25, 2013, a GRT affiliate purchased the remaining 60% ownership interest in WestShore from affiliates of Blackstone (the "WestShore Acquisition"). As a result of the WestShore Acquisition, the Company now owns all of the equity interest in this Property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The ORC Venture previously owned Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma. The results from Tulsa are included for the period from January 1, 2013 through June 27, 2013. The ORC Venture sold Tulsa on June 28, 2013.

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

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

	For the Three Months Ended June 30,
Combined Statements of Operations	2014	2013
Total revenues	$5,785	$17,595
Operating expenses	3,471	8,477
Depreciation and amortization	72	4,747
Operating income	2,242	4,371
Gain on sale of properties, net (1)	—	12,365
Gain on debt extinguishment	—	13,250
Other expenses, net	4	46
Interest expense, net	764	3,592
Net income	1,474	26,348
Preferred dividend	4	4
Net income from the Company’s unconsolidated real estate entities	$1,470	$26,344
GPLP’s share of income from the Company's unconsolidated real estate entities	$755	$12,990

	For the Six Months Ended June 30,
Combined Statements of Operations	2014	2013
Total revenues	$11,274	$36,779
Operating expenses	6,762	17,616
Depreciation and amortization	929	10,023
Operating income	3,583	9,140
Gain on sale of properties, net (1)	—	12,365
Gain on debt extinguishment	—	13,250
Other expenses, net	116	133
Interest expense, net	1,528	7,579
Net income	1,939	27,043
Preferred dividend	8	12
Net income from the Company’s unconsolidated real estate entities	$1,931	$27,031
GPLP’s share of income from the Company's unconsolidated real estate entities	$1,005	$13,311

(1)    This amount includes a $15,254 gain recorded by the Blackstone Venture associated with the sale of Lloyd and a $2,889 loss recorded by the ORC Venture associated with the sale of Tulsa.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable, Net

The Company’s accounts receivable is comprised of the following components:

	June 30, 2014	December 31, 2013
Billed receivables	$4,160	$9,257
Straight-line receivables	24,737	23,583
Unbilled receivables	8,097	8,856
Less: Allowance for doubtful accounts	(4,124)	(4,634)
Tenant accounts receivable, net	$32,870	$37,062

The Company's Tenant accounts receivable, net associated with assets held-for-sale were $280 and $49 at June 30, 2014 and December 31, 2013, respectively. These items were classified in "Non-real estate assets associated with properties held-for-sale" within the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of June 30, 2014 and December 31, 2013 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rates		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2014	2013	2014	2013
Fixed Rate:
MFC Beavercreek, LLC	$93,613	$94,876	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	50,862	51,611	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	53,984	54,359	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	66,080	66,663	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	173,442	174,774	4.60%	4.60%		(a)	$169,551	November 1, 2015
RVM Glimcher, LLC	46,203	46,608	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	—	40,150	—	5.87%		—	—	—
Glimcher MJC, LLC	52,602	52,940	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	42,830	43,141	6.05%	6.05%		(a)	$38,307	July 6, 2020
JG Elizabeth II, LLC	350,000	350,000	3.83%	3.83%		(b)	$350,000	November 1, 2020
ATC Glimcher, LLC	40,239	40,577	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	225,000	3.90%	3.90%		(f)	$203,576	March 1, 2025
AHC Washtenaw, LLC	25,500	25,500	4.27%	4.27%		(q)	$20,949	(l)
Leawood TCP, LLC	74,258	74,873	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	36,973	37,305	4.25%	4.25%		(a)	$25,820	(j)
UPV Glimcher, LP	55,000	55,000	3.85%	3.85%		(g)	$45,977	May 1, 2028
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,547,586	1,594,377
Variable Rate:
Kierland Crossing, LLC	130,000	130,000	3.27%	3.27%	(h)	(b)	$130,000	(m)
Glimcher WestShore, LLC	99,600	99,600	2.80%	2.80%	(n)	(b)	$99,600	(p)
Glimcher WestShore Mezz, LLC	20,000	20,000	8.00%	8.00%	(o)	(b)	$20,000	(p)
	249,600	249,600
Other:
Fair value adjustments	1,900	2,596
Mortgage Notes Payable	$1,799,086	$1,846,573

Mortgage Notes Payable Associated with Properties Held-for-Sale
EM Columbus II, LLC	$39,812	$—	5.87%	—		(a)	$38,057	December 11, 2016
Extinguished debt	—	1,330	—	5.50%		—	—	—
Mortgage Notes Payable Associated with Properties Held-for-Sale	$39,812	$1,330

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are required.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at June 30, 2014 and December 31, 2013, and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Leawood TCP, LLC and 119 Leawood, LLC are cross-collateralized and have a call date of February 1, 2027.

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

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $2,119,044 and $2,147,522 at June 30, 2014 and December 31, 2013, respectively. Certain loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes GRT’s affiliate borrowers are in compliance with all covenants at June 30, 2014.  Additionally, $149,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the initial development of Jersey Gardens, located in Elizabeth, New Jersey, have been guaranteed by GRT as of June 30, 2014.

8.	Notes Payable

On February 13, 2014, GPLP closed on a modification and extension of its unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increased the maximum availability under the Credit Facility from $250,000 to $300,000 and extended the facility's maturity date to February 2018 with an additional one-year extension option. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of June 30, 2014 is LIBOR plus 1.75% per annum, or 1.91% per annum. GPLP may increase the total borrowing availability to $500,000 under an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of June 30, 2014.

At June 30, 2014, the amount available on the Credit Facility was $200,481 and the outstanding balance was $26,000.  Additionally, $627 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2014, the unused balance of the Credit Facility available to the Company was $173,854 and the average interest rate on the outstanding balance was 1.91% per annum.

At December 31, 2013, the amount available on the Prior Facility was $198,528 and the outstanding balance was $0.  Additionally, $817 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2013, the unused balance of the Prior Facility available to the Company was $197,711.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On May 10, 2013, the Company filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the Securities and Exchange Commission ("SEC") registering debt securities, preferred shares, depository shares, Common Shares, equity warrants, units, rights (to purchase our common shares, preferred shares and other securities), purchase contracts, and any combination of the foregoing. The New Shelf replaces the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. The New Shelf has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

On May 10, 2013, the Company established a new continuous at-the-market equity offering program (the “2013 Program”), pursuant to which it may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215,000. During the six months ended June 30, 2014, GRT did not issue any Common Shares in connection with the 2013 Program. As of June 30, 2014, GRT had $209,201 available for issuance under the 2013 Program.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no hedge ineffectiveness in earnings during the three and six months ended June 30, 2014 and 2013.

Amounts reported in OCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $439 will be reclassified as an increase to interest expense.

As of June 30, 2014, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $125,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	Liability Derivatives
	As of June 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts payable and accrued expenses	$414	Accounts payable and accrued expenses	$514

The derivative instruments were reported at their fair value of $414 and $514 in accounts payable and accrued expenses at June 30, 2014 and December 31, 2013, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2014	2013		2014	2013		2014	2013
Interest Rate Products	$(40)	$62	Interest expense	$(130)	$(121)	Interest expense	$—	$—

During the three months ended June 30, 2014, the Company recognized other comprehensive income of $90, to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2014, net of $130 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $2 of OCL to noncontrolling interest during the three months ended June 30, 2014.

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

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2014	2013		2014	2013		2014	2013
Interest Rate Products	$(153)	$5	Interest expense	$(257)	$(232)	Interest expense	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the six months ended June 30, 2014, the Company recognized other comprehensive income of $104, to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2014, net of $257 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $2 of OCL to noncontrolling interest during the six months ended June 30, 2014.

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

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently has one interest rate cap with a notional amount of $102,500 that is not designated as a cash flow hedge. Changes in the fair value for derivatives not designated in hedging relationships are recorded in interest expense and were equal to $0 and $(10) for the three months ended June 30, 2014 and June 30, 2013, respectively, and $4 and $(10) for the six months ended June 30, 2014 and June 30, 2013, respectively.

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

As of June 30, 2014, the fair value of derivatives in a net liability position, plus accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $460. As of June 30, 2014, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2014, it would have been required to settle its obligations under the agreements at their termination value of $460.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

During the three months ended June 30, 2014, the Company reduced the carrying value of Eastland Mall ("Eastland"), located in Columbus, Ohio to its estimated net realizable value and recorded a $2,513 impairment loss. The Company used multiple market indicators in determining the Property’s estimated fair value.

The table below presents the Company’s assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Assets:
Investment in real estate, net	$—	$—	$22,350	$22,350
Liabilities:
Derivative instruments, net	$—	$414	$—	$414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Liabilities:
Derivative instruments, net	$—	$514	$—	$514

12.	Stock-Based Compensation

Restricted Common Stock

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan and the GRT 2012 Incentive Compensation Plan (the "2012 Plan"). The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. During the six months ended June 30, 2014, the Company granted 225,418 restricted Common Shares. Of this amount, 186,466 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date and 38,952 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date.

The compensation expense for all restricted Common Shares was $953 and $767 for the three months ended June 30, 2014 and 2013, respectively, and $1,765 and $1,474 for the six months ended June 30, 2014 and 2013, respectively. The amount of compensation expense related to unvested restricted Common Shares that the Company expects to expense in future periods, over a weighted average period of 3.4 years, is $10,535 as of June 30, 2014.

Stock Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the six months ended June 30, 2014 and 2013, the Company issued 310,000 and 314,500 options, respectively. The fair value of each option granted in 2014 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.65%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 36.0%. The weighted average fair value of options issued during the six months ended June 30, 2014 was $2.32 per share. Compensation expense recorded for the Company’s share option plans was $231 and $274 for the three months ended June 30, 2014 and 2013, respectively, and $554 and $518 for the six months ended June 30, 2014 and 2013, respectively.

Performance Shares

During the six months ended June 30, 2014, GRT allocated 186,466 performance shares (the "2014 Performance Shares") to its senior executive officers under the 2012 Plan. Under the terms of the award agreement for each respective grant, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2014 to December 31, 2016 (the “2014 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-two retail-oriented REITs.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the 2014 Performance Period. The fair value of the 2014 Performance Shares was determined to be $9.51 per share for a total compensation amount of $1,773 to be recognized over the 2014 Performance Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The amount of compensation expense related to all outstanding performance shares was $372 and $366 for the three months ended June 30, 2014 and 2013, respectively, and $722 and $613 for the six months ended June 30, 2014 and 2013, respectively.

13.	Commitments and Contingencies

At June 30, 2014, there were 2.4 million Operating Partnership units ("OP Units") outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share, b) one Common Share for each OP Unit or (c) any combination of cash and Common Shares.  The fair value of the OP Units outstanding at June 30, 2014 is $26,536 based upon a per unit value of $10.84 at June 30, 2014 (based upon a five-day average closing price of the Common Stock from June 23, 2014 to June 27, 2014).

The Company has provided a limited guarantee of franchise tax payments to be received by the City of Elizabeth, New Jersey (the "City") until franchise tax payments achieve $5,600 annually.  Through June 30, 2014, the Company has made $17,560 in payments under this guarantee agreement. During 2010, the Company was relieved from its limited guarantee of franchise taxes. The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2.00% per annum.  The reimbursement will occur from any excess assessments collected by the City above specified annual levels over the franchise assessment period of 30 years. Fifty percent of excess taxes collected over the $5,600 annual threshold will be paid by the City to the Company each year that the taxes collected exceed the threshold, until such time that the Company has recovered all previous guaranty payments plus LIBOR plus 2.00% per annum or the end of the franchise period is reached. As of June 30, 2014, the initial payment of $352 is due from the City. Based upon projected franchise tax collections during the guarantee period, the Company expects to recover at least $15,032 before the guarantee period ends in 2030.  Accordingly, this $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013.

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended June 30,
	2014			2013
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$1,960			$36,847
Less: preferred stock dividends	(5,895)			(6,467)
Less: preferred stock redemption costs	—			(160)
Noncontrolling interest adjustments (1)	96			(451)
(Loss) income from continuing operations	$(3,839)	145,234	$(0.03)	$29,769	144,532	$0.21

(Loss) income from discontinued operations	$(1,583)			$134
Noncontrolling interest adjustments (1)	(182)			13
(Loss) income from discontinued operations and noncontrolling interest adjustments	$(1,765)	145,234	$(0.01)	$147	144,532	$0.00
Net (loss) income to common shareholders	$(5,604)	145,234	$(0.04)	$29,916	144,532	$0.21
Diluted EPS:
Income from continuing operations	$1,960	145,234		$36,847	144,532
Less: preferred stock dividends	(5,895)			(6,467)
Less: preferred stock redemption costs	—			(160)
Noncontrolling interest adjustments (2)	33			—
Operating partnership units		2,448			2,228
Options/Performance shares		—			660
(Loss) income from continuing operations	$(3,902)	147,682	$(0.03)	$30,220	147,420	$0.20
(Loss) income from discontinued operations(3)	$(1,791)	147,682	$(0.01)	$149	147,420	$0.00
Net (loss) income to common shareholders before operating partnership noncontrolling interests	$(5,693)	147,682	$(0.04)	$30,369	147,420	$0.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Six Months Ended June 30,
	2014			2013
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
(Loss) income from continuing operations	$(439)			$37,888
Less: preferred stock dividends	(11,790)			(12,626)
Less: preferred stock redemption costs	—			(9,426)
Noncontrolling interest adjustments (1)	261			(222)
(Loss) income from continuing operations	$(11,968)	145,157	$(0.08)	$15,614	143,973	$0.11

(Loss) income from discontinued operations	$(462)			$514
Noncontrolling interest adjustments (1)	(718)			(123)
(Loss) income from discontinued operations and noncontrolling interest adjustments	$(1,180)	145,157	$(0.01)	$391	143,973	$0.00
Net (loss) income to common shareholders	$(13,148)	145,157	$(0.09)	$16,005	143,973	$0.11
Diluted EPS:
(Loss) income from continuing operations	$(439)	145,157		$37,888	143,973
Less: preferred stock dividends	(11,790)			(12,626)
Less: preferred stock redemption costs	—			(9,426)
Noncontrolling interest adjustments (2)	52			—
Operating partnership units		2,448			2,268
Options/Performance shares		—			624
(Loss) income from continuing operations	$(12,177)	147,605	$(0.08)	$15,836	146,865	$0.11
(Loss) income from discontinued operations(3)	$(1,188)	147,605	$(0.01)	$400	146,865	$0.00
Net (loss) income to common shareholders before operating partnership noncontrolling interests	$(13,365)	147,605	$(0.09)	$16,236	146,865	$0.11

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of earnings per share.

(2)	Amount represents the noncontrolling interest expense associated with consolidated joint ventures.

(3)	Amount includes an adjustment for noncontrolling interest for consolidated joint venture classified as discontinued operations.

We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period and we consider any participating securities for purposes of applying the two-class method when required.

The Company has included OP Units in all periods presented since the per share/unit amounts are the same. All other Common Stock equivalents are excluded from the respective computation of EPS because to do so would have been antidilutive, when applicable. The Company has issued restricted shares which have non-forfeitable rights to dividends immediately after issuance and are considered participating securities.

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

Financial results of Properties the Company sold or held-for-sale are reflected in discontinued operations for all periods presented in the Consolidated Statements of Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended June 30,
	2014	2013
Revenues	$2,465	$1,771
Other expense	(1,206)	(1,008)
Operating income	1,259	763
Interest expense, net	(654)	(629)
Net income from operations	605	134
Gain on disposition of asset	325	—
Impairment loss	(2,513)	—
Net (loss) income from discontinued operations	$(1,583)	$134

	For the Six Months Ended June 30,
	2014	2013
Revenues	$4,256	$6,726
Other expense	(2,212)	(4,945)
Operating income	2,044	1,781
Interest expense, net	(1,322)	(1,267)
Net income from operations	722	514
Gain on disposition of assets	1,329	—
Impairment loss	(2,513)	—
Net (loss) income from discontinued operations	$(462)	$514

The revenues, other expense, and interest expense for the three and six months ended June 30, 2014 and 2013 primarily relate to the results of Eastland and Surprise.

Revenues and other expense for the three and six months ended June 30, 2014 include the sale of the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900 and the Company recorded a gain on the sale of $372.

In connection with the preparation of the financial statements for the three months ended June 30, 2014, the Company reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2,513 impairment loss. The Company used multiple market indicators in determining the Property’s estimated fair value. The $325 gain on disposition of an asset during the three months ended June 30, 2014 relates to the sale of a multi-tenant building located at River Valley Mall, in Lancaster, Ohio, which was sold for $3,090. The gain on the disposition of assets for the six months ended June 30, 2014 also includes a $1,004 gain from the sale of a multi-tenant building at Surprise.

16.	Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of June 30, 2014, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland and Polaris Fashion Place, both located in Columbus, Ohio, Merritt Square Mall, located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge Center, located in Aiea, Hawaii, Malibu Lumber Yard, located in Malibu, California, University Park Village ("University Park"), located in Fort Worth, Texas, WestShore, Arbor Hills, and the OKC Properties.

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

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $1,778 and $1,404 for the three months ended June 30, 2014 and 2013, respectively, and $3,560 and $3,107 for the six months ended June 30, 2014 and 2013, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of June 30, 2014 and December 31, 2013:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	June 30, 2014	December 31, 2013
Above-Market Leases - Company is lessor	Prepaid and other assets	7.7	$12,032	$12,512
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	13.2	$49,567	$57,896
Below-Market Lease - Company is lessee	Prepaid and other assets	29.5	$10,103	$10,540
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	48.5	$7,117	$7,362
Tenant Relationships	Prepaid and other assets	2.5	$517	$621
In-Place Leases	Building, improvements, and equipment	9.0	$41,364	$44,392

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.95% to 6.00% per annum at June 30, 2014 and 3.06% to 6.00% per annum at December 31, 2013), the fair value of GRT's mortgage notes payable is estimated at $1,841,394 and $1,838,389 at June 30, 2014 and December 31, 2013, respectively, compared to its carrying amounts of $1,838,898 and $1,847,903, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

18.	Acquisition of Properties

Our consolidated acquisition activity for the periods presented are highlighted as follows:

On February 28, 2014, an affiliate of the Company purchased a joint venture interest in the OKC Properties located in Oklahoma City, Oklahoma, for $51,820.

The identifiable assets and liabilities associated with the OKC Properties, are based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for this Property is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition dates. As of June 30, 2014, the Company has finalized the purchase price allocation for Arbor Hills.

OKC Properties had revenues totaling $1,187 and $1,596 for the three and six months ended June 30, 2014, respectively, and a net loss of $167 and $520 for the three and six months ended June 30, 2014, respectively. The Company expensed acquisition costs relating to the OKC Properties acquisition of $336 and $723 as general and administrative expenses within the Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended June 30, 2014, respectively.

The following table summarizes the cash consideration paid for the OKC Properties and the amounts of the assets acquired and liabilities assumed at the acquisition date. The amounts listed below for land, buildings, improvements and equipment, deferred costs, prepaid and other assets, and accounts payable and accrued expenses reflect provisional amounts that will be updated as information becomes available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of University Park and WestShore, collectively (the "Recent Acquisitions"), had occurred on January 1, 2013. Amortization of the estimated above/below-market lease intangibles, as well as the depreciation of the buildings, improvements and equipment have been reflected in the pro-forma information listed below. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. Pro forma adjustments related to the acquisitions of Arbor Hills and the OKC Properties, which occurred in 2013 and 2014, respectively, have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the Three Months Ended June 30,
	2014			2013
	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$97,930	$—	$97,930	$95,021	$4,701	(1)	$99,722
Net income	$377	$—	$377	$36,981	$(19,922)	(2)	$17,059
Net income attributable to Glimcher Realty Trust	$291	$—	$291	$36,543	$(19,621)	(3)	$16,922

Earnings per share - (basic) (4)	$(0.04)		$(0.04)	$0.21			$0.07
Earnings per share - (diluted) (4)	$(0.04)		$(0.04)	$0.21			$0.07

	For the Six Months Ended June 30,
	2014			2013
	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$191,103	$—	$191,103	$181,136	$9,897	(1)	$191,033
Net (loss) income	$(901)	$—	$(901)	$38,402	$(20,310)	(2)	$18,092
Net (loss) income attributable to Glimcher Realty Trust	$(1,358)	$—	$(1,358)	$38,057	$(19,997)	(3)	$18,060

Earnings per share - (basic) (4)	$(0.09)		$(0.09)	$0.11			$(0.03)
Earnings per share - (diluted) (4)	$(0.09)		$(0.09)	$0.11			$(0.03)

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

(3)	Amount also includes the allocation to noncontrolling interests.

(4)	Calculation of earnings per share includes preferred share dividends and the write-off related to the preferred share redemption in 2013.

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

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has a material ownership or financial interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of June 30, 2014, we owned material interests in and managed 28 Properties (25 wholly-owned and three partially owned through joint ventures) which are located in 16 states. The Properties contain an aggregate of approximately 19.5 million square feet of gross leasable area (“GLA”), of which approximately 95.3% was occupied at June 30, 2014.

Our primary business objective is to enhance the quality and growth profile of our Properties as well as the quality of our balance sheet to maximize shareholder value. A high-quality portfolio of assets will support our long-term objective of growth in net income and Funds From Operations (“FFO”). Developing and acquiring retail properties, improving the operating performance of our existing portfolio through redevelopment, maintaining high occupancy rates, increasing minimum rents, and aggressively controlling costs will support the growth objective.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net (loss) income to common shareholders for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,
	2014	2013
Net (loss) income to common shareholders	$(5,604)	$29,916
Add back (less):
Real estate depreciation and amortization	30,246	26,025
Pro-rata share of consolidated joint venture depreciation	(46)	(18)
Pro-rata share of unconsolidated joint venture depreciation	36	1,773
Pro-rata share of joint venture gain on the sale of assets, net	—	(5,565)
Gain on remeasurement of equity investment	—	(19,227)
Impairment loss on real estate asset	2,513	—
Gain on the sale of asset	(325)	—
Noncontrolling interests in operating partnership	(89)	453
Funds From Operations	$26,731	$33,357

	For the Six Months Ended June 30,
	2014	2013
Net (loss) income to common shareholders	$(13,148)	$16,005
Add back (less):
Real estate depreciation and amortization	61,115	52,264
Pro-rata share of consolidated joint venture depreciation	(78)	(76)
Pro-rata share of unconsolidated joint venture depreciation	478	4,054
Pro-rata share of joint venture gain on the sale of assets, net	(502)	(5,565)
Gain on remeasurement of equity investment	—	(19,227)
Impairment loss on real estate asset	2,513	—
Gain on the sale of asset	(325)	—
Noncontrolling interests in operating partnership	(217)	231
Funds From Operations	$49,836	$47,686

FFO increased by $2.2 million, or 4.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. We experienced an increase in operating income as adjusted for depreciation and general and administrative expenses ("Property Operating Income") of $9.3 million. Acquisitions we made during 2013 and 2014, which include University Park Village ("University Park"), an open-air center located in Fort Worth, Texas, which we purchased in January 2013, WestShore Plaza ("WestShore"), an enclosed regional mall located in Tampa, Florida, of which we acquired the remaining 60% joint venture interest from our partner in June 2013 (the "WestShore Acquisition"), Arbor Hills, an open-air center located in Ann Arbor, Michigan, which we purchased in December 2013, and the February 2014 purchase (the "OKC Purchase") of open-air centers Classen Curve, The Triangle @ Classen Curve, and Nichols Hills Plaza (collectively the "OKC Properties"), which are located in the Oklahoma City, Oklahoma area (collectively the "Acquisitions"), contributed an additional $5.9 million in Property Operating Income when comparing the six months ended June 30, 2014 to the same period ending in 2013. Also, we experienced an increase in minimum rents of $3.0 million from our comparable mall properties. Lastly, during the six months ended June 30, 2013, we announced that we would redeem 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares"). In connection with this announcement, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.4 million.

Offsetting these increases to FFO, we incurred $5.1 million more in interest costs. Interest costs increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013 and new mortgage loans placed on The Outlet Collection®|Jersey Gardens ("Jersey Gardens"), located in Elizabeth, New Jersey, and Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, during 2013. We received $10.3 million less in FFO from our unconsolidated real estate entities. During the six months ended June 30, 2013, the joint venture that owned Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma sold the Property and recorded a gain on the extinguishment of debt. The remaining decrease in FFO from unconsolidated entities can be primarily attributed to the WestShore Acquisition and the sale of Lloyd Center ("Lloyd"), an enclosed regional mall located in Portland, Oregon, which was previously owned through a joint venture. Lastly, general and administrative expenses were $1.3 million higher for the six months ended June 30, 2014 as compared to the same period in 2013. The increase in general and administrative expenses can be attributed primarily to increased costs relating to stock-based executive compensation, travel, legal costs, as well as acquisition costs associated with the OKC Purchase.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations if it is owned by the Company during the entire reporting periods that are being compared, and when the Company files the financial reports. For the three and six months ended June 30, 2014, there were discontinued operations that were comparable. The comparable property NOI reported in discontinued operations is reflected as a separate line item within the comparable NOI reconciliation below. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents and ground lease payments, amortization of above/below-market intangibles, termination income, and net income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another.

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Operating income (continuing operations)	$21,742	$22,556	$(814)	$39,533	$41,379	$(1,846)

Depreciation and amortization	30,923	26,227	4,696	62,403	52,606	9,797
General and administrative	7,358	6,932	426	15,111	13,770	1,341
Proportionate share of unconsolidated joint venture comparable NOI	957	904	53	1,871	1,752	119
Non-comparable Properties (1)	(3,065)	888	(3,953)	(5,768)	1,896	(7,664)
Comparable Properties in discontinued operations (2)	634	713	(79)	1,323	1,469	(146)
Termination income and net outparcel sales income	(1,777)	(2,943)	1,166	(1,764)	(2,973)	1,209
Straight-line rents	(891)	(862)	(29)	(1,364)	(2,163)	799
Non-cash ground lease adjustments	664	860	(196)	1,328	1,720	(392)
Above/below-market lease amortization	(1,352)	(1,506)	154	(3,649)	(2,847)	(802)
Fee income	(225)	(973)	748	(474)	(1,878)	1,404
Other (3)	193	75	118	457	622	(165)
Comparable NOI	$55,161	$52,871	$2,290	$109,007	$105,353	$3,654

Comparable NOI percentage change			4.3%			3.5%

(1)	Amounts include community centers, Arbor Hills, the OKC Properties, and the pro-rata share of WestShore.

(2)	Amounts include Eastland Mall in Columbus, Ohio.

(3)	Other adjustments include discontinued developments costs, non-property income and expenses, and other non-recurring income or expenses.

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Total revenues increased 3.1%, or $2.9 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Of this amount, minimum rents increased $3.9 million, percentage rents increased $320,000, tenant reimbursements increased $2.5 million, and other revenues decreased $3.9 million.

Minimum Rents

Minimum rents increased 6.9%, or $3.9 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This increase is primarily attributable to the $2.0 million increase in minimum rents from the Acquisitions. The remaining $1.9 million increase can be attributed to minimum rents from various Properties throughout our portfolio.

Percentage Rents

Percentage rents increased 15.3%, or $320,000, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 9.5%, or $2.5 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Of this increase, $1.7 million can be attributed to the Acquisitions. The remaining Properties experienced an increase of $751,000. This increase can be primarily attributed to higher real estate taxes associated with comparable Properties when comparing the three months ended June 30, 2014 to the same period ended June 30, 2013.

Other Revenues

Other revenues decreased 40.7%, or $3.9 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended June 30,
	2014	2013	Inc. (Dec.)
License agreement income	$2,062	$1,919	$143
Outparcel sales	2,000	4,435	(2,435)
Sponsorship income	602	451	151
Fee and service income	225	1,893	(1,668)
Other	716	761	(45)
Total	$5,605	$9,459	$(3,854)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the three months ended June 30, 2014, we sold three outparcels for $2.0 million. The outparcels were located at The Mall at Fairfield Commons, located in Beavercreek, Ohio; Morgantown Mall, located in Morgantown, West Virginia; and Grand Central Mall, located in the City of Vienna, West Virginia. During the three months ended June 30, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million.   Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income can be attributed to the sale of Lloyd, the sale of Tulsa, as well as the WestShore Acquisition, all of which occurred during June 2013.

Expenses

Total expenses increased 5.1%, or $3.7 million, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Property operating expenses increased $1.8 million, real estate taxes increased $1.1 million, the provision for doubtful accounts decreased $365,000, other operating expenses decreased $3.9 million, depreciation and amortization increased $4.7 million, and general and administrative costs increased $426,000.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $1.8 million, or 9.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Of this increase, $1.6 million can be attributed to the Acquisitions.

Real Estate Taxes

Real estate taxes increased $1.1 million, or 9.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  This increase can be primarily attributed to certain Properties that had increases in real estate taxes related to the Properties being reassessed.

Provision for Doubtful Accounts

The provision for doubtful accounts was $421,000 for the three months ended June 30, 2014 compared to $786,000 for the three months ended June 30, 2013.  The provision represented 0.4% and 0.8% of revenue for the three months ended June 30, 2014 and 2013, respectively.

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

Other operating expenses decreased $3.9 million or 45.0%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  We incurred $2.9 million less in costs associated with the sale of outparcels for the three months ended June 30, 2014 compared to the same period ended 2013. The remaining variance can be primarily attributed to a decrease in costs of providing services to our unconsolidated real estate entities.

Depreciation and Amortization

Depreciation and amortization expense increased by $4.7 million, or 17.9%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Of this increase, $3.8 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses relate primarily to the corporate costs of the Company. These costs include, but are not limited to, wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $7.4 million and $6.9 million for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, we recorded an additional $336,000 in acquisition costs related to the purchase of the OKC Properties.

Interest Income

Interest income was $65,000 for the three months ended June 30, 2014 compared with interest income of $5,000 for the three months ended June 30, 2013. This increase in interest income can be primarily attributed to interest recorded on a long-term receivable, from a governmental entity, related to Arbor Hills.

Interest Expense

Interest expense increased 14.9%, or $2.7 million, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The summary below identifies the increase by its various components (dollars in thousands):

	For the Three Months Ended June 30,
	2014	2013	Inc. (Dec.)
Average loan balance	$1,826,988	$1,542,877	$284,111
Average rate	4.54%	4.74%	(0.20)%

Total interest	$20,736	$18,283	$2,453
Amortization of loan fees	814	793	21
Capitalized interest	(790)	(998)	208
Fair value adjustments	(348)	(348)	—
Other	190	201	(11)
Interest expense	$20,602	$17,931	$2,671

The increase in interest expense was primarily due to an increase in the average loan balance. The average loan balance increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013 and a new mortgage loan placed on Jersey Gardens during 2013. In addition, capitalized interest decreased due to the completion of redevelopment projects at Jersey Gardens and The Outlet Collection | Seattle ("Seattle"), located in Auburn, Washington.

Gain on Remeasurement of Equity Method Investments

During the three months ended June 30, 2013, we recorded a gain of $19.2 million as a result of the remeasurement of our equity investments in WestShore. This gain was the result of the Company applying applicable accounting standards which require a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages. We did not have any comparable activity for the three months ended June 30, 2014.

Equity in Income of Unconsolidated Real Estate Entities, Net

Equity in income of unconsolidated real estate entities, net, contains results from our equity investments in Properties. Listed below are the numerous material unconsolidated real estate investments as well as the time frame that they are included in the results within "Equity in income of unconsolidated real estate entities, net."

The results include the operations from the joint venture (the “Blackstone Venture”) which previously owned both WestShore and Lloyd. The results for Lloyd are included from January 1, 2013 through June 10, 2013. On June 11, 2013, the Blackstone Venture sold Lloyd. The results from WestShore are included from January 1, 2013 through June 24, 2013. On June 25, 2013, we completed the WestShore Acquisition, and we now own all of the equity interest in this Property.

Results from the joint venture (the “ORC Venture”) that owns Puente Hills Mall (“Puente”), located in City of Industry, California, are included in both periods presented. The ORC Venture previously owned Tulsa, and its results are included from January 1, 2013 through June 27, 2013. On June 28, 2013, the ORC Venture sold Tulsa.

Net income of the unconsolidated entities was $1.5 million and $26.3 million for the three months ended June 30, 2014 and 2013, respectively.  Our proportionate share of the results was $755,000 and $13.0 million for the three months ended June 30, 2014 and 2013, respectively.

During the three months ended June 30, 2013, the ORC Venture sold Tulsa which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of debt. Also, the Blackstone Venture sold Lloyd for a gain of $15.2 million.

Discontinued Operations

Total revenues from discontinued operations were $2.5 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively.  (Loss) income from discontinued operations during the three months ended June 30, 2014 and 2013 was $(1.6) million and $134,000, respectively.

The revenues for the three months ended June 30, 2014 and 2013 primarily relate to Eastland Mall, located in Columbus, Ohio ("Eastland") and Town Square at Surprise, located in Surprise, Arizona ("Surprise"). The revenues and expenses for the three months ended June 30, 2014 include the sale of the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900,000 and we recorded a gain on the sale of $372,000.

In connection with the preparation of the consolidated financial statements for the three months ended June 30, 2014, we reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2.5 million impairment loss. We used multiple market indicators in determining the Property’s estimated fair value. Also, during the three months ended June 30, 2014, we recorded a gain of $325,000 associated with the sale of a multi-tenant building at River Valley Mall, located in Lancaster, Ohio.

Allocation to Noncontrolling Interests

During the three months ended June 30, 2014 and 2013, we allocated $86,000 and $438,000 to noncontrolling interests, respectively.  Noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Noncontrolling interests also include the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Total revenues increased 5.5%, or $10.0 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Of this amount, minimum rents increased $9.1 million, percentage rents increased $410,000, tenant reimbursements increased $5.9 million, and other revenues decreased $5.5 million.

Minimum Rents

Minimum rents increased 8.2%, or $9.1 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This increase is primarily attributable to the $6.0 million increase in minimum rents from the Acquisitions. The remaining $3.1 million increase can be attributed to increased minimum rents from various Properties throughout our portfolio.

Percentage Rents

Percentage rents increased 10.5%, or $410,000, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 11.4%, or $5.9 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Of this increase, $2.9 million can be attributed to the Acquisitions. The remaining Properties experienced an increase of $3.0 million. This increase can be primarily attributed to both higher real estate taxes and higher snow removal costs associated with comparable Properties when comparing the six months ended June 30, 2014 to the same period ended June 30, 2013.

Other Revenues

Other revenues decreased 37.9%, or $5.5 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The components of other revenues are shown below (in thousands):

	For the Six Months Ended June 30,
	2014	2013	Inc. (Dec.)
License agreement income	$4,034	$3,756	$278
Outparcel sales	2,000	4,435	(2,435)
Sponsorship income	1,176	848	328
Fee and service income	474	3,720	(3,246)
Other	1,314	1,730	(416)
Total	$8,998	$14,489	$(5,491)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the six months ended June 30, 2014, we sold three outparcels for $2.0 million. The outparcels were located at The Mall at Fairfield Commons, Morgantown Mall, and Grand Central Mall. During the six months ended June 30, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income can be attributed to the sale of Lloyd and Tulsa, as well as the WestShore Acquisition, all of which occurred during June 2013.

Expenses

Total expenses increased 8.5%, or $11.8 million, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Property operating expenses increased $5.2 million, real estate taxes increased $1.7 million, the provision for doubtful accounts decreased $1.1 million, other operating expenses decreased $5.2 million, depreciation and amortization increased $9.8 million, and general and administrative costs increased $1.3 million.

Property Operating Expenses

Property operating expenses increased $5.2 million, or 14.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Of this increase, $2.8 million can be attributed to the Acquisitions. Additionally, certain Properties experienced an increase in snow removal costs of $1.4 million when comparing the six months ended June 30, 2014 to June 30, 2013.

Real Estate Taxes

Real estate taxes increased $1.7 million, or 8.1%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  This increase can be primarily attributed to certain Properties that had increases in real estate taxes related to the Properties being reassessed.

Provision for Doubtful Accounts

The provision for doubtful accounts was $679,000 for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013.  The provision represented 0.4% and 1.0% of revenue for the six months ended June 30, 2014 and 2013, respectively.

Other Operating Expenses

Other operating expenses decreased $5.2 million, or 39.3%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.  We incurred $2.9 million less in costs associated with the sale of outparcels for the six months ended June 30, 2014 compared to the same period ended 2013. The remaining variance can be primarily attributed to a decrease in costs of providing services to our unconsolidated real estate entities.

Depreciation and Amortization

Depreciation and amortization expense increased by $9.8 million, or 18.6%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Of this increase, $7.3 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses were $15.1 million and $13.8 million for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses can be attributed primarily to increased costs relating to stock-based executive compensation, travel, legal costs, as well as acquisition costs associated with the OKC Purchase.

Interest Income

Interest income was $139,000 for the six months ended June 30, 2014 compared with interest income of $9,000 for the six months ended June 30, 2013. This increase in interest income can be primarily attributed to interest recorded on a long-term receivable, from a governmental entity, related to Arbor Hills.

Interest Expense

Interest expense increased 14.1%, or $5.1 million, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The summary below identifies the increase by its various components (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013	Inc. (Dec.)
Average loan balance	$1,818,649	$1,536,375	$282,274
Average rate	4.53%	4.73%	(0.20)%

Total interest	$41,192	$36,335	$4,857
Amortization of loan fees	1,659	1,840	(181)
Capitalized interest	(1,477)	(1,823)	346
Fair value adjustments	(696)	(696)	—
Other	438	382	56
Interest expense	$41,116	$36,038	$5,078

The increase in interest expense was primarily due to an increase in the average loan balance. The average loan balance increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013 and new mortgage loans placed on Jersey Gardens and Polaris during 2013. These costs were offset by a decrease in amortization of loan fees and a decrease in capitalized interest. The reduction in amortization of loan fees was primarily due to loan fees incurred on the University Park term loan and the repayment of the loan on Colonial Park Mall, located in Harrisburg, Pennsylvania, during 2013. Capitalized interest decreased due to the completion of redevelopment projects at Jersey Gardens and Seattle.

Gain on Remeasurement of Equity Method Investments

During the six months ended June 30, 2013, we recorded a gain of $19.2 million as a result of the remeasurement of our equity investments in WestShore. This gain was the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages. We did not have any comparable activity for the six months ended June 30, 2014.

Equity in Income of Unconsolidated Real Estate Entities, Net

Net income of the unconsolidated entities was $1.9 million and $27.0 million for the six months ended June 30, 2014 and 2013, respectively.  Our proportionate share of the results was $1.0 million and $13.3 million for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2013, the ORC Venture sold Tulsa which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of debt. Also, the Blackstone Venture sold Lloyd for a gain of $15.2 million.

Discontinued Operations

Total revenues from discontinued operations were $4.3 million and $6.7 million for the six months ended June 30, 2014 and 2013, respectively.  (Loss) income from discontinued operations during the six months ended June 30, 2014 and 2013 was $(462,000) and $514,000, respectively.

The revenues for the six months ended June 30, 2014 and 2013 primarily relate to Eastland and Surprise. The revenues and expenses for the six months ended June 30, 2014 include the sale of the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900,000 and we recorded a gain on the sale of $372,000.

In connection with the preparation of the financial statements for the six months ended June 30, 2014, we reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2.5 million impairment loss. We used multiple market indicators in determining the Property’s estimated fair value. Also, during the six months ended June 30, 2014, we sold the multi-tenant building located at Surprise and recorded a $1.0 million gain. Also, during the six months ended June 30, 2014, we recorded a gain of $325,000 associated with the sale of a multi-tenant building at River Valley Mall.

Allocation to Noncontrolling Interests

During the six months ended June 30, 2014, we allocated $457,000 to noncontrolling interests. This allocation primarily includes the 50% allocation of the $1.0 million gain we recorded when we sold the multi-tenant building at Surprise. During the six months ended June 30, 2013, we allocated $345,000 to noncontrolling interests.  Noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Noncontrolling interests also include the underlying equity held by unaffiliated third parties in consolidated joint ventures.

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

In January 2014, we executed an agreement with the securitization trustee for the securitized mortgage loan currently encumbering Eastland, and commenced marketing this property for sale.  As Eastland will not sell within the six month marketing period established by the aforementioned agreement, the trustee will acquire title to the property by a deed in lieu of foreclosure and issue a full release of the associated $39.8 million mortgage lien as part of the transfer.

On February 13, 2014, we closed on a modification and extension of our unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increases the maximum availability under the Credit Facility from $250.0 million to $300.0 million and extends the facility's maturity date to February 2018 with an additional one-year extension option available that would extend the final maturity date to February 2019. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of June 30, 2014 was LIBOR plus 1.75% per annum. We may increase the total borrowing availability to $500.0 million under an accordion feature. Our availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio. Based upon our June 30, 2014 financial statements, we are in compliance with the covenants for the Credit Facility as listed below:

	Credit Facility Requirements	June 30, 2014
Maximum corporate debt to total asset value	60.0%	51.2%
Minimum interest coverage ratio	1.75 x	2.59 x
Minimum fixed charge coverage ratio	1.50 x	1.81 x
Maximum recourse debt	10.0%	4.1%

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

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215.0 million. The 2013 Program replaces the prior $200.0 million continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and, together with the 2013 Program, the “GRT ATM Program”). During the six months ended June 30, 2014, we had no activity and did not issue any shares under the GRT ATM Program. As of June 30, 2014, we had $209.2 million available for issuance under the GRT ATM Program.

At June 30, 2014, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt was 50.0%, compared to 52.8% at December 31, 2013. We also consider and review the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Under GRT's Second Amended and Restated Declaration of Trust, we are authorized to issue 250.0 million shares of beneficial interest. As of June 30, 2014, we have approximately 61.0 million shares of beneficial interest of GRT available for issuance.

At June 30, 2014, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $200.5 million and the outstanding balance was $26.0 million. Additionally, $626,900 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of June 30, 2014, the unused balance of the Credit Facility available to the Company was $173.9 million.

At June 30, 2014, our mortgage notes payable were collateralized by first mortgage liens on eighteen of our Properties having a net book value of $2.1 billion. We have nine unencumbered assets and other corporate assets that have a combined net book value of $283.5 million.

On April 23, 2014, the Company announced its intention to sell between three to four of the Properties within its portfolio as part of a strategy to raise approximately $200 to $300 million of capital from such dispositions. In order to facilitate its objective, the Company has engaged a broker to serve as the Company’s listing agent to market thirteen of its regional shopping malls. The net proceeds from the dispositions would be used primarily to reduce corporate debt and to provide the Company funds for its current redevelopment pipeline. Proceeds could also be utilized for preferred stock redemptions. The following is the list of the Properties that are listed for sale:

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

In May 2014, together with our joint venture partner, we commenced formal marketing of Puente.  The Company expects to complete the sale of Puente in the later part of 2014.  The Company owns a 52% interest in Puente.

Cash Activity

For the six months ended June 30, 2014

Net cash provided by operating activities was $63.2 million for the six months ended June 30, 2014 (See also “Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

Net cash used in investing activities was $76.6 million for the six months ended June 30, 2014.  We spent $90.0 million on our investments in real estate. Of this amount, $51.1 million was attributable to the OKC Purchase. We also spent $11.2 million toward redevelopment and renovation associated with multiple projects. We also spent $20.4 million to re-tenant existing spaces, with the most significant expenditures occurring at WestShore, Scottsdale Quarter ("Scottsdale"), located in Scottsdale, Arizona, and The Mall at Fairfield Commons.  The remaining amount was spent on operational capital expenditures. We received $2.6 million from the sale of the multi-tenant building at Surprise, $1.2 million from the sale of vacant land at The Mall at Fairfield Commons, $2.9 million from the sale of a multi-tenant building at River Valley Mall, and a combined $1.5 million from the sale of three outparcels located at Grand Central Mall, Morgantown Mall, and Surprise.

Net cash used in financing activities was $25.0 million for the six months ended June 30, 2014.  We increased our outstanding indebtedness under the Credit Facility by $26.0 million. Offsetting this increase to cash, we made $8.3 million in principal payments on existing mortgage debt.  Of this amount, $1.3 million was used to repay the Surprise Loan in connection with its sale. Additionally, regularly scheduled principal payments of $7.0 million were made on various loan obligations. Also, $41.3 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the six months ended June 30, 2013

Net cash provided by operating activities was $56.3 million for the six months ended June 30, 2013 (See also “Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

Net cash used in investing activities was $151.7 million for the six months ended June 30, 2013. We spent $180.0 million on our investments in real estate. Of this amount, $104.0 million and $35.5 million were attributable to the acquisition of University Park and the WestShore Acquisition, respectively. The amount paid for the WestShore Acquisition is net of cash assumed. We also spent $26.9 million toward development and redevelopment and renovation projects. Of this amount, $11.1 million relates to the renovation of Jersey Gardens and $9.8 million is attributable to the re-branding and grand opening of Seattle. We also spent $11.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, Polaris, and Merritt Square Mall. The remaining amount was spent on operational capital expenditures. We received $3.2 million and $4.3 million from the sale of an outparcel at Surprise and sale of a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio, respectively. We also received $25.5 million from the sale of our joint venture interest in Lloyd.

Net cash provided by financing activities was $97.5 million for the six months ended June 30, 2013. We raised net proceeds of $15.9 million from the GRT ATM Program. We received $340.0 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris, and $115.0 million in total for a term loan and a mortgage loan at University Park. We increased our outstanding indebtedness under the Prior Facility by $10.0 million. Furthermore, the Company issued the 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series I Preferred Shares") in March 2013 and April 2013, raising net proceeds of $91.6 million. Offsetting these increases to cash, we made $228.2 million in principal payments on existing mortgage debt. Of this amount, $125.2 million was used to repay the prior mortgage loan at Polaris due to its refinancing and $60.0 million was used to repay the term loan at University Park. We paid a total of $35.6 million for the repayment in full of the Colonial Park Mall mortgage and a reduction of the Surprise mortgage. Additionally, regularly scheduled principal payments of $7.4 million were made on various loan obligations. We used $90.0 million toward the redemption of our 3.6 million shares of Series G Preferred Shares. Also, $41.9 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt increased by $17.0 million during the first six months of 2014. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2013	$1,847,903	$—	$1,847,903
Repayment of debt	(1,314)	—	(1,314)
Debt amortization payments	(6,995)	—	(6,995)
Amortization of fair value adjustment	(696)	—	(696)
Net borrowings, facilities	—	26,000	26,000
Balance at June 30, 2014	$1,838,898	$26,000	$1,864,898

On March 21, 2014, the Surprise Venture completed the sale of a multi-tenant building at Surprise. As a result of the sale, the $1.3 million mortgage loan was repaid with proceeds from the sale.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities remained unchanged during the first six months of 2014. The mortgage note payable associated with Puente is collateralized with a first mortgage lien. At June 30, 2014, Puente had a net book value of $84.6 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Notes Payable" to the consolidated financial statements.

At June 30, 2014, we had the following obligations relating to dividend distributions.  In the second quarter of 2014, the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.8 million, to be paid during the third quarter of 2014.  Our Series G Preferred Shares, our 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares"), and Series I Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  The distribution obligation at June 30, 2014 for Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares was $2.4 million, $1.9 million, and $1.6 million, respectively, which represent the dividends declared but not paid as of June 30, 2014. The annual obligation for our preferred shares is $23.6 million per year.

At June 30, 2014, there were approximately 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT, (ii) Common Shares at the exchange ratio of one share for each OP Unit, or (iii) any combination of cash and Common Shares.  The fair value of the OP Units outstanding at June 30, 2014 was $26.5 million based upon a per unit value of $10.84 at June 30, 2014 (based upon a five-day average of the Common Stock price from June 23, 2014 to June 27, 2014).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2014 was $2.9 million.

At June 30, 2014, we had executed leases committing to $31.3 million in tenant allowances.  The leases will generate gross rents of approximately $157.4 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $9.0 million at June 30, 2014.

The Company currently has two ground lease obligations relating to Pearlridge Center located in Aiea, Hawaii ("Pearlridge") and Malibu Lumber Yard located in Malibu, California ("Malibu").  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.

The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options.

Our obligations under the aforementioned ground leases are as follows: 2014 - $2.4 million, 2015-2016 - $9.5 million, 2017-2018 - $9.6 million, and $283.8 million thereafter.

Commercial Commitments

The terms of the Credit Facility as of June 30, 2014 are discussed in Note 8 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

The Company's pro-rata share of its material unconsolidated joint venture obligations and commitments are discussed below.

Puente’s outstanding amount on the mortgage note payable was $60.0 million at June 30, 2014. The loan requires Puente to make monthly payments of interest only with the outstanding principal being due and payable at the maturity date of July 1, 2017. Our pro-rata share of the long-term debt obligation for the scheduled payment of principal was $31.2 million at June 30, 2014.

We have a pro-rata obligation for tenant allowances at Puente in the amount of $327,000 for tenants who have signed leases which will generate pro-rata gross rents of approximately $2.5 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $111,000 at June 30, 2014.

The ORC Venture currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal, with the next re-appraisal due in 2014. The Puente ground lease expires in 2059. Our pro-rata share of this obligation is $68,000 until its re-appraisal.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time a project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the estimated useful life of the respective asset.  Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $621,000 and $629,000 for the three months ended June 30, 2014 and 2013, respectively and $1.3 million and $1.5 million for the six months ended June 30, 2014 and 2013 respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the three months ended June 30, 2014 and 2013, the Company capitalized $1.9 million and $1.7 million of these costs, respectively and during the six months ended June 30, 2014 and 2013, the Company capitalized $3.7 million and $3.3 million of these costs, respectively.

The tables below summarize the amounts spent on capital expenditures for the three and six months ended June 30, 2014. The amounts represented within the table generally include cash paid to third parties. These tables exclude numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture and fixtures, computer equipment, and automobiles.

	Capital Expenditures for the Three Months Ended June 30, 2014 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Total Redevelopments, Renovations, and Anchor Store Improvements and Allowances	$8,498	$—	$8,498

Property Capital Expenditures:
Non-anchor stores tenant improvements and allowances	$3,810	$4	$3,814
Operational capital expenditures	1,482	—	1,482
Total Property Capital Expenditures	$5,292	$4	$5,296

	Capital Expenditures for the Six Months Ended June 30, 2014 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Total Redevelopments, Renovations, and Anchor Store Improvements and Allowances	$22,678	$—	$22,678

Property Capital Expenditures:
Non-anchor stores tenant improvements and allowances	$7,254	$15	$7,269
Operational capital expenditures	3,881	—	3,881
Total Property Capital Expenditures	$11,135	$15	$11,150

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Our anchor store tenant improvements for the six months ending June 30, 2014 include improvements for a Dick’s Sporting Goods and Macy's at WestShore, and Elder-Beerman and H&M at The Mall at Fairfield Commons.

The tenant improvements in 2014 for non-anchor stores include stores such as VIE Fitness at Arbor Hills, Jo-Ann Fabrics at Ashland Town Center, Altar’d State and Anthem Media at Town Center Plaza, located in Leawood, Kansas, Starbucks at The Mall at Fairfield Commons, Brooks Brothers, Lego, and Torrid at Jersey Gardens, Shoe Dept. Encore and Aeropostale at River Valley Mall, Asics, Intermix, and Suit Supply at Scottsdale, Adidas, Charlotte Russe, and Guess Factory at Seattle, and H&M at Weberstown Mall.

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

We are working on anchor store re-tenanting projects at several of our properties that are scheduled for completion in 2014. A former anchor store at University Park will be converted to five new specialty stores, most of which will be first-to-market in Fort Worth, Texas. We are adding new H&M stores at both of our Dayton, Ohio malls, as well as at Weberstown Mall in 2014. A new Dick’s Sporting Goods store opened in the second quarter at WestShore. A new 10-screen Cinemark theater is under construction at River Valley Mall and is expected to open later this summer.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all aspects of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

The first two phases of Scottsdale are completed with approximately 542,000 square feet of GLA consisting of approximately 366,000 square feet of retail space and approximately 176,000 square feet of office space above the retail units. We have commenced construction of the third phase of Scottsdale. Construction began on the north parcel in November 2013 of luxury apartment units with ground floor retail. We have retained a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. Construction on the south parcel is expected to begin before the end of the summer 2014 and will include a 140,000 to 160,000 square foot building that will be comprised of retail and office. American Girl will be the retail anchor for the building and comprises more than 45% of the planned retail in the building. Office pre-leasing on the south parcel building is underway, and the south parcel development is expected to be completed in 2015. The middle parcel will be the final component of Phase III and will be comprised of retail and likely a boutique hotel. Phase III will add density at Scottsdale with a mix of office, residential, and lodging; but the cornerstone of the development remains retail. The total investment in Phase III of Scottsdale will be over $100 million and will be funded by a combination of availability on our Credit Facility and proceeds from asset sales.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture malls (“Mall Store Sales”), for the twelve month period ended June 30, 2014 were $473 per square foot, compared to $471 per square foot for the twelve month period ended June 30, 2013.  Mall Store Sales include only those stores open for the twelve months ended June 30, 2014 and 2013.

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

Portfolio occupancy statistics, by Property type, are summarized below:

	Occupancy (1)
	6/30/2014	3/31/2014	12/31/2013	9/30/2013	6/30/2013

Total Occupancy
Core Malls (2)	95.3%	94.5%	95.6%	95.0%	94.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture malls.

Leasing Results

We evaluate our leasing results by anchor and non-anchor, as well as new deals versus renewals of existing tenants' leases. Anchor stores are those stores of 20,000 square feet or more, and non-anchor stores are stores that are less than 20,000 square feet and outparcels. We report our leasing results for the leases we refer to as permanent leases, which exclude our specialty tenant activity that has a shorter term in nature. Permanent leases have terms in excess of 35 months, while specialty deals have terms ranging from 13 - 35 months. The tenant allowances on the permanent leasing deals signed in 2014 are in-line with historical levels and typically have a reimbursement time horizon of 12 - 24 months based upon the base rent amount in the respective lease.

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

The following table summarizes our new and renewal leasing activity for the six months ending June 30, 2014:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	75,187	—	75,187	$8.50	$—	$8.50
Mall non-anchors	188,344	370,149	558,493	$31.78	$38.89	$36.38

The following table summarizes the new and renewal lease activity, and the comparative prior rents, for the three and six months ended June 30, 2014, for only those leases where the space was occupied in the previous 24 months.

	GLA Analysis					Average Annualized Base Rents
Three months ended June 30, 2014	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	40,655	131,126	171,781	$36.98	$33.73	$46.03	$38.72	$43.89	$37.54	17%

	GLA Analysis					Average Annualized Base Rents
Six months ended June 30, 2014	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	81,112	283,771	364,883	$32.73	$27.59	$41.37	$34.81	$39.45	$33.20	19%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2014, approximately 90.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.8 years and a weighted-average interest rate of approximately 4.7%. At December 31, 2013, approximately 92.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.2 years and a weighted-average interest rate of approximately 4.7%. The remainder of our debt at June 30, 2014 and December 31, 2013 bears interest at variable rates with weighted-average interest rates of approximately 3.5% and 3.7%, respectively.

At June 30, 2014, the fair value of our debt (excluding borrowings under our Credit Facility) was $1.841 billion, compared to its carrying amount of $1.839 billion. Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2014, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.3 million per year. Also, the fair value of our debt would decrease by approximately $44.4 million. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $79,000 per year and increase the fair value of our debt by approximately $47.7 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to interest rate floors and the current LIBOR rate, which was 0.16% as of June 30, 2014. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - "Derivative Financial Instruments" to the consolidated financial statements).

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC and were effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management, and disclosed in a timely manner.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second quarter of 2014 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.161	Form of First Amendment to Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2012 Incentive Compensation Plan (Executive Awards - Five Year Cliff Vesting).
10.162	Form of Global Amendment to Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2012 Incentive Compensation Plan (Senior Executive Awards).
10.163	Form of Global Amendment to Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2012 Incentive Compensation Plan (Trustee Awards).
10.164	Form of New Restricted Stock Award Agreement for Glimcher Realty Trust’s 2012 Incentive Compensation Plan (Senior Executive Awards).
10.165	Form of New Restricted Stock Award Agreement for Glimcher Realty Trust’s 2012 Incentive Compensation Plan (Trustee Awards).
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated:    July 18, 2014