Form 10-Q
period 2014-09-30
GLIMCHER REALTY TRUST
filed 2014-11-04
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 145,710,403 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate:
Land	$409,191	$401,325
Buildings, improvements and equipment	2,747,349	2,729,775
Developments in progress	73,415	53,992
	3,229,955	3,185,092
Less accumulated depreciation	843,274	801,654
Property and equipment, net	2,386,681	2,383,438
Deferred costs, net	35,480	35,388
Real estate assets held-for-sale	3,658	5,667
Investment in and advances to unconsolidated real estate entities	33,500	30,428
Investment in real estate, net	2,459,319	2,454,921

Cash and cash equivalents	18,455	59,614
Non-real estate assets associated with property held-for-sale	—	51
Restricted cash	21,545	33,674
Tenant accounts receivable, net	33,922	37,062
Deferred expenses, net	15,719	17,457
Prepaid and other assets	54,486	55,230
Total assets	$2,603,446	$2,658,009
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
Mortgage notes payable	$1,702,425	$1,846,573
Mortgage note payable associated with property held-for-sale	—	1,330
Notes payable	133,000	—
Other liabilities associated with assets held-for-sale	8	89
Accounts payable and accrued expenses	134,689	136,670
Distributions payable	20,188	20,081
Total liabilities	1,990,310	2,004,743

Redeemable noncontrolling interests	5,678	1,886

Glimcher Realty Trust shareholders’ equity:
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,700,000 shares issued and outstanding	109,868	109,868
Series H Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 shares issued and outstanding	96,466	96,466
Series I Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value, 3,800,000 shares issued and outstanding	91,591	91,591
Common Shares of Beneficial Interest, $0.01 par value, 145,709,167 and 145,075,115 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,457	1,451
Additional paid-in capital	1,294,359	1,289,097
Distributions in excess of accumulated earnings	(997,997)	(949,442)
Accumulated other comprehensive loss	(802)	(1,022)
Total Glimcher Realty Trust shareholders’ equity	594,942	638,009
Noncontrolling interests	12,516	13,371
Total equity	607,458	651,380
Total liabilities, redeemable noncontrolling interests, and equity	$2,603,446	$2,658,009

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2014	2013
Revenues:
Minimum rents	$60,653	$57,666
Percentage rents	3,298	3,225
Tenant reimbursements	29,846	28,494
Other revenues	4,537	3,720
Total revenues	98,334	93,105
Expenses:
Property operating expenses	21,898	21,107
Real estate taxes	11,936	10,957
Provision for doubtful accounts	181	394
Other operating expenses	3,603	4,147
Depreciation and amortization	31,933	29,383
General and administrative	6,926	6,889
Merger related costs	5,588	—
Total expenses	82,065	72,877

Operating income	16,269	20,228
Interest income	65	7
Interest expense	20,475	19,160
Equity in income (loss) of unconsolidated real estate entities, net	878	(130)
(Loss) income from continuing operations	(3,263)	945
Discontinued Operations:
Loss from operations	(41)	(115)
Gain on disposition of property	1,284	—
Gain on extinguishment of debt	16,292	—
Net income	14,272	830
Add: allocation to noncontrolling interests	(168)	87
Net income attributable to Glimcher Realty Trust	14,104	917
Less: Preferred share dividends	5,895	5,895
Net income (loss) to common shareholders	$8,209	$(4,978)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$0.12	$(0.00)
Net income (loss) to common shareholders	$0.06	$(0.03)

EPS (diluted):
Continuing operations	$(0.06)	$(0.03)
Discontinued operations	$0.12	$(0.00)
Net income (loss) to common shareholders	$0.06	$(0.03)

Weighted average common shares outstanding	145,505	145,043
Weighted average common shares and common share equivalents outstanding	147,944	147,250

Net income	$14,272	$830
Other comprehensive income (loss) on derivative instruments, net	120	(34)
Comprehensive income	14,392	796
Comprehensive income attributable to noncontrolling interests	(2)	—
Comprehensive income attributable to Glimcher Realty Trust	$14,390	$796

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2014	2013
Revenues:
Minimum rents	$180,752	$168,641
Percentage rents	7,624	7,141
Tenant reimbursements	87,526	80,250
Other revenues	13,535	18,209
Total revenues	289,437	274,241
Expenses:
Property operating expenses	64,105	58,103
Real estate taxes	35,042	32,322
Provision for doubtful accounts	860	2,139
Other operating expenses	11,667	17,422
Depreciation and amortization	94,336	81,989
General and administrative	22,037	20,659
Merger related costs	5,588	—
Total expenses	233,635	212,634

Operating income	55,802	61,607
Interest income	204	16
Interest expense	61,591	55,198
Gain on remeasurement of equity method investment	—	19,227
Equity in income of unconsolidated real estate entities, net	1,883	13,181
(Loss) income from continuing operations	(3,702)	38,833
Discontinued Operations:
Income from operations	681	399
Gain on disposition of assets	2,613	—
Gain on extinguishment of debt	16,292	—
Impairment loss	(2,513)	—
Net income	13,371	39,232
Add: allocation to noncontrolling interests	(625)	(258)
Net income attributable to Glimcher Realty Trust	12,746	38,974
Less: Preferred share dividends	17,685	18,521
Less: Write-off related to preferred share redemptions	—	9,426
Net (loss) income to common shareholders	$(4,939)	$11,027
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.14)	$0.07
Discontinued operations	$0.11	$0.00
Net (loss) income to common shareholders	$(0.03)	$0.08

EPS (diluted):
Continuing operations	$(0.14)	$0.07
Discontinued operations	$0.11	$0.00
Net (loss) income to common shareholders	$(0.03)	$0.08

Weighted average common shares outstanding	145,274	144,334
Weighted average common shares and common share equivalents outstanding	147,719	147,211

Net income	$13,371	$39,232
Other comprehensive income on derivative instruments, net	224	203
Comprehensive income	13,595	39,435
Comprehensive income attributable to noncontrolling interests	(4)	(4)
Comprehensive income attributable to Glimcher Realty Trust	$13,591	$39,431

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2014
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Series I Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance, December 31, 2013	$109,868	$96,466	$91,591	145,075,115	$1,451	$1,289,097	$(949,442)	$(1,022)	$13,371	$651,380	$1,886
Distributions declared, $0.30 per share							(43,616)		(733)	(44,349)
Distribution Reinvestment and Share Purchase Plan				6,680	—	39				39
Exercise of stock options				89,301	1	634				635
Restricted stock grant				540,166	5	(5)				—
Cancellation of restricted stock grant				(13,357)	—	—				—
OP unit conversion				11,262	—	—				—
Amortization of performance stock						1,225				1,225
Amortization of restricted stock						2,684				2,684
Stock option expense						829				829
Preferred stock dividends							(17,685)			(17,685)
Net income, excluding $(44) of distributions to preferred OP unit holders							12,746		643	13,389	(62)
Other comprehensive income on derivative instruments								220	4	224
Distribution to consolidated joint venture partner									(736)	(736)
Adjustment of redemption value for redeemable noncontrolling interests						(177)				(177)	177
Issuance of redeemable noncontrolling interests											3,601
Contribution from redeemable noncontrolling interest holder											76
Transfer to noncontrolling interest in partnership						33			(33)	—
Balance, September 30, 2014	$109,868	$96,466	$91,591	145,709,167	$1,457	$1,294,359	$(997,997)	$(802)	$12,516	$607,458	$5,678

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,371	$39,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	916	1,957
Depreciation and amortization	94,405	83,134
Amortization of financing costs	2,602	2,655
Equity in income of unconsolidated real estate entities, net	(1,883)	(13,181)
Distributions from unconsolidated real estate entities	2,211	108
Discontinued development costs charged to expense	4	122
Impairment loss	2,513	—
Gain on sale of real estate assets	(4,405)	(851)
Gain on remeasurement of equity method investment	—	(19,227)
Gain on extinguishment of debt	(16,292)	—
Stock compensation expense	4,738	4,135
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,802	(2,143)
Prepaid and other assets	967	406
Accounts payable and accrued expenses	(2,895)	(5,914)
Net cash provided by operating activities	98,054	90,433
Cash flows from investing activities:
Additions to redevelopment and renovation projects	(28,710)	(41,621)
Other capital expenditures	(43,448)	(24,531)
Acquisition of properties, net of cash assumed	(51,127)	(139,462)
Net proceeds from sale of real estate assets	13,439	7,455
Withdrawals from (additions to) restricted cash	11,019	(7,393)
Additions to deferred costs and other	(5,635)	(4,847)
Distributions from unconsolidated real estate entities	—	25,496
Net cash used in investing activities	(104,462)	(184,903)
Cash flows from financing activities:
Proceeds from revolving line of credit, net	133,000	38,000
Payments of deferred financing costs	(1,113)	(8,192)
Proceeds from issuance of mortgages and other notes payable	—	340,000
Principal payments on mortgages and other notes payable	(104,682)	(231,834)
Net proceeds from issuance of common shares, including common stock plans	674	17,896
Distribution to consolidated joint venture partner	(736)	—
Contribution to consolidated joint venture by redeemable noncontrolling interests	76	—
Net proceeds from issuance of preferred shares	—	91,600
Redemption of preferred shares	—	(90,000)
Cash distributions	(61,970)	(62,866)
Net cash (used in) provided by financing activities	(34,751)	94,604
Net change in cash and cash equivalents	(41,159)	134
Cash and cash equivalents, at beginning of period	59,614	17,489
Cash and cash equivalents, at end of period	$18,455	$17,623

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of enclosed regional malls, open-air centers, outlet centers, and community shopping centers. At September 30, 2014, GRT both owned material interests in and managed 26 Properties (23 wholly-owned and three partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has a material ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”) and their subsidiaries.  As of September 30, 2014, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% ownership interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing, and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income, Consolidated Statement of Equity, and Consolidated Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Subsequent events that have occurred since September 30, 2014 that require recognition or disclosure in these consolidated financial statements are disclosed in Note 6 - "Investment in and Advances to Unconsolidated Real Estate Entities."

2.    Summary of Significant Accounting Policies

The notes to the consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K provide a detailed discussion of its critical accounting policies. There have been no material changes to these policies as of September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the nine months ended September 30, 2014 accounted for changes in the following areas: a) investment in real estate - $(39,684), b) cash in escrow $(1,109), c) investment in and advances to unconsolidated real estate entities - $3,401, d) accounts receivable - $(472), e) deferred costs - $1,345, f) prepaid and other assets - $378, g) mortgage notes payable - $40,796, h) accounts payable and accrued expenses - $(834), i) additional paid in capital - $177, j) accumulated other comprehensive loss - $(220), and k) redeemable noncontrolling interests - $(3,778).

During the third quarter of 2014, the Company conveyed, without penalty, its interest in Eastland Mall located in Columbus, Ohio (“Eastland”) to the securitization trustee (the “Eastland Lender”) for the securitized mortgage loan that encumbered Eastland. In connection with this transfer, the Company disposed of assets totaling $24,014. The Company also was relieved of $40,259 of liabilities which included the Company’s $39,752 mortgage loan on the Property.

Distributions for GRT's common shares of beneficial interest ("Common Shares" or "Common Stock") of $14,571 and $14,508 were declared, but not paid, as of September 30, 2014 and December 31, 2013, respectively.  Operating Partnership distributions of $244 were declared, but not paid as of September 30, 2014 and December 31, 2013.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $2,387 were declared, but not paid, as of September 30, 2014 and December 31, 2013. Distributions for GRT's 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares") of $1,875 were declared, but not paid, as of September 30, 2014 and December 31, 2013, $1,563 of which relates to the three months ended September 30, 2014 and December 31, 2013. Distributions for GRT's 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”) of $1,633 were declared, but not paid, as of September 30, 2014 and December 31, 2013, $1,379 of which relates to the three months ended September 30, 2014 and December 31, 2013. Distributions for GPLP's 7.3% Series I-1 Preferred Interests (“Series I-1 Preferred Interests”) of $53 were declared, but not paid, as of September 30, 2014, $44 of which relates to the three months ended September 30, 2014. The Series I-1 Preferred Interests were not outstanding at December 31, 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  This update defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Comprehensive Income required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the consolidated financial statements in order to conform to the 2014 presentation.

3.    Washington Prime Group Merger

On September 16, 2014, GRT and GPLP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Washington Prime Group Inc. (“WPG”), Washington Prime Group, L.P. (“WPGLP”), WPG Subsidiary Holdings I, LLC (“Merger Sub I”) and WPG Subsidiary Holdings II Inc. (“Merger Sub II”), pursuant to which GRT will merge with and into Merger Sub I, which is a direct wholly-owned subsidiary of WPGLP (such transaction, the “Merger”). Upon completion of the Merger, WPG will conduct business under the name “WP GLIMCHER” and will use such name for all purposes, except as otherwise required by law or contract. At WPG's 2015 annual meeting of shareholders, the holders of WPG common shares will be asked to vote on a proposal to amend the WPG articles of incorporation to change the name of WPG to “WP GLIMCHER Inc.”

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding Common Share (other than certain Common Shares as set forth in the Merger Agreement) will be converted into the right to receive the Merger consideration, which consists of: (x) $10.40 in cash, without interest and (y) 0.1989 of a WPG common share. The total transaction value, including the assumption of debt, was approximately $4,300,000 as of September 15, 2014, assuming 0.1989 of a WPG common share is valued at $3.80 for purposes of determining the total transaction value, which value was determined by multiplying 0.1989 by the volume-weighted average closing price of WPG common shares on the ten trading days preceding the date the parties entered into the Merger Agreement. As a result of changes in the market price for WPG common shares, the final purchase price could differ significantly from such estimate.

Additionally, (i) each outstanding Glimcher Series G Preferred Share will be converted into one share of 8.125% series G cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series G Preferred Shares”), (ii) each outstanding Series H Preferred Share will be converted into one share of 7.5% series H cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series H Preferred Shares”) and (iii) each outstanding Glimcher Series I Preferred Share will be converted into one share of 6.875% series I cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series I Preferred Shares”). In connection with the closing of the Merger, WPG plans to redeem all 4,700,000 WPG Series G Preferred Shares and anticipates sending a redemption notice to holders of the WPG Series G Preferred Shares on or shortly after the date of the closing of the Merger.

GRT and GPLP have agreed to certain obligations and restrictions with respect to the conduct of the business of themselves and their subsidiaries until the earlier of the effective time of the Merger or the valid termination of the Merger Agreement.  The Merger Agreement contains certain restrictions on the Company’s ability to enter into contracts relating to capital expenditures, issue equity or incur, refinance, prepay, assume or guarantee indebtedness, which may include restrictions on transactions typically used to fund short and long-term liquidity requirements, unless prior written consent has been granted by WPG.

The Merger Agreement also provides for the Merger of Merger Sub II with and into GPLP. At the effective time of such Merger (i) each outstanding limited partnership unit of GPLP (the “OP Units”) issued and outstanding immediately prior to such effective time (other than certain GPLP units as set forth in the Merger Agreement and the GPLP Series I-1 preferred limited partnership units as described below) will be converted into the right to receive 0.7431 of a newly issued, fully paid and non-assessable WPGLP unit and (ii) each GPLP Series I-1 Preferred Interests issued and outstanding immediately prior to such effective time will be converted into one preferred unit of WPGLP having the preferences, rights and privileges substantially identical to the preference, rights and privileges of the Series I-1 Preferred Interests prior to such Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Concurrent with the execution of the Merger Agreement, WPGLP and Simon Property Group, L.P. (“Simon LP”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which WPGLP will sell, or cause to be sold (i) the equity interests in the owner of Jersey Gardens, a regional mall in Elizabeth, New Jersey (“Jersey Gardens”) and (ii) the equity interests in the owner of University Park Village, an open air center in Fort Worth, Texas (“University Park”) to Simon LP for $1,090,000 (subject to certain adjustments and apportionments as described in the Purchase Agreement). The closing of such sale will occur substantially simultaneously with the completion of the Merger.

Completion of the Merger is subject to, among other things, approval by the holders of the GRT Common Shares. WPG will cause the WPG Board of Directors ("WPG Board") immediately after the Merger to consist of nine members: (i) Mark Ordan (the current chief executive officer of WPG), (ii) Michael Glimcher (the current chairman of the board and chief executive officer of GRT), the other six members of the WPG Board as of September 16, 2014: Louis G. Conforti, Robert J. Laikin, David Simon, Jacquelyn R. Soffer, Richard S. Sokolov and Marvin L. White, and one additional trustee of GRT to be mutually agreed by Glimcher and WPG. Glimcher and WPG have agreed on Niles C. Overly as the additional trustee of GRT to serve on the WPG Board. Mark Ordan will be the executive chairman of WP GLIMCHER and Michael Glimcher will be the vice chairman, chief executive officer and president of WP GLIMCHER. Following the closing, the corporate headquarters and operations for WPG and its subsidiaries will be in Columbus, Ohio. The Merger is expected to be completed during the first quarter of 2015.

4.    Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or their fair value less costs to sell.

The table presented below depicts the Properties or assets the Company has classified as held-for-sale as of September 30, 2014 and December 31, 2013:

Held-for-Sale as of
Name of Asset or Property Description	Location	September 30, 2014	December 31, 2013
Development land (1)	Vero Beach, Florida	Yes	Yes
Town Square at Surprise (2)	Surprise, Arizona	No	Yes

(1)	The land is owned by the consolidated joint venture, Vero Beach Fountains, LLC (the "VBF Venture"), as discussed in Note 5 - "Investment in Joint Ventures - Consolidated."

(2)
During the nine months ended September 30, 2014, the joint venture that owned Town Square at Surprise ("Surprise Venture"), as discussed in Note 5 - "Investment in Joint Ventures - Consolidated," sold the multi-tenant building located at the Property as well as approximately 1.3 acres of development land.

5.	Investment in Joint Ventures – Consolidated

As of September 30, 2014, the Company has an interest in three consolidated joint ventures. The VBF Venture qualifies as a VIE under ASC Topic 810 and the Company is the primary beneficiary of this joint venture. The Company has determined that neither the Arbor Hills Venture nor the OKC Venture, as defined below, are VIE's. The Arbor Hills Venture and the OKC Venture are consolidated because the Company holds a controlling financial interest and the noncontrolling interests do not have substantive participating rights.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the nine months ended September 30, 2014, the Surprise Venture sold the remaining 1.3 acre parcel of undeveloped land located at Surprise to an unaffiliated third party. The land was sold for $900 and the Company recorded a gain on the sale of $372. Also, during the nine months ended September 30, 2014, the Surprise Venture sold the multi-tenant building at Surprise to an unaffiliated third party, for a sales price of $2,754 and recorded a gain on the sale in the amount of $1,004. The proceeds from this sale were used to repay both the mortgage loan on Surprise as well as the loan made by GPLP to the Surprise Venture.

As of September 30, 2014, the Surprise Venture no longer owns any real estate assets.

Variable Interest Entities

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with an unaffiliated third party to form the VBF Venture. The Company contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require that the Company receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned. As discussed in Note 4 - "Real Estate Assets Held-for-Sale," the Company has listed the undeveloped land held by the VBF Venture as held-for-sale.

The Company did not provide any additional financial support to the VBF Venture during the nine months ended September 30, 2014.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities, which consist of only the VBF Venture at September 30, 2014 and consisted of both the Surprise Venture and the VBF Venture at December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
Real estate assets held-for-sale	$3,658	$5,667
Total assets	$3,658	$5,718
Mortgage note payable associated with property held-for-sale	$—	$1,330
Total liabilities	$8	$1,419

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

On December 18, 2013, an affiliate of the Company acquired an approximate 93% interest in Arbor Hills, an approximate 87,000 square foot open-air center located in Ann Arbor, Michigan, for $52,550. This investment is held by a GPLP subsidiary in a joint venture (the "Arbor Hills Venture") with two unaffiliated entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	OKC Venture

On February 28, 2014, an affiliate of the Company acquired a 99% interest in approximately 290,000 square feet of open-air mixed-use properties in the Oklahoma City, Oklahoma area for $51,820 (the "OKC Venture"). The purchase includes contiguous retail properties and approximately 12 acres of land. The retail Properties primarily include Nichols Hills Plaza, Classen Curve, and The Triangle @ Classen Curve, (collectively the "OKC Properties"). This investment is held by a GPLP subsidiary in the OKC Venture with an unaffiliated entity.

The noncontrolling interests in both the Arbor Hills Venture and the OKC Venture are redeemable at the option of the holders under certain circumstances according to the terms of the respective joint venture agreements. These noncontrolling interests are presented as redeemable noncontrolling interests outside of permanent equity on the Company's Consolidated Balance Sheets. The Company adjusts the carrying amount of the redeemable noncontrolling interests to their maximum redemption value at the end of each reporting period, after allocating their pro-rata amount of net income (loss) and any contributions received, or distributions to, the redeemable noncontrolling interests. Changes in the redemption value of the redeemable noncontrolling interests are recorded within shareholder’s equity. Future reductions in the carrying amounts are limited to the original recorded fair value of the redeemable noncontrolling interests. The Company estimates the maximum redemption amounts based upon the terms of the applicable joint venture agreement, using variables such as: expected market capitalization rates, discount rates, and estimated future cash flows.

6.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment activity in unconsolidated real estate entities for the nine months ended September 30, 2014 consisted of investments in three separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

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

During October 2014, the contract executed by the indirect wholly-owned subsidiary of the ORC Venture became definitive when the deposits from the buyer became non-refundable.  The Company expects to complete the sale of Puente during the fourth quarter of 2014.

•	Crescent Joint Venture

This investment consists of a 25% interest held by a GPLP subsidiary in a joint venture with Crescent Communities ("Crescent Joint Venture"), that will develop luxury apartment units located on the northeast corner of Scottsdale Quarter®, an open-air center located in Scottsdale, Arizona.

The Company also holds an indirect 12.5% ownership interest in certain retail real estate through a joint venture with an unaffiliated third party.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  The Company recognized fee and service income of $261 and $258 for the three months ended September 30, 2014 and 2013, respectively, and fee and service income of $735 and $3,978 for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Combined Statements of Operations listed below include the results from the following Properties:

The results include the operations from the Blackstone Joint Venture which previously owned Lloyd and are included from January 1, 2013 through June 10, 2013.

The Blackstone Joint Venture also owned WestShore Plaza ("WestShore"), located in Tampa, Florida. The results from WestShore are included from January 1, 2013 through June 24, 2013. On June 25, 2013, a GRT affiliate purchased the remaining 60% ownership interest in WestShore from affiliates of Blackstone (the "WestShore Acquisition"). As a result of the WestShore Acquisition, the Company now owns all of the equity interest in this Property and recorded a gain of $19,227 as a result of the remeasurement of our equity investment.

The ORC Venture previously owned Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma. The results from Tulsa are included for the period from January 1, 2013 through June 27, 2013. The ORC Venture sold Tulsa on June 28, 2013.

The results for Puente and the indirect 12.5% ownership interest in certain real estate are included for both periods presented below.

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

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for all of the Company's unconsolidated joint ventures accounted for using the equity method is presented below:

	For the Three Months Ended September 30,
Combined Statements of Operations	2014	2013
Total revenues	$6,135	$5,731
Operating expenses	3,620	3,600
Depreciation and amortization	85	1,615
Operating income	2,430	516
Other expenses, net	13	19
Interest expense, net	773	763
Net income (loss)	1,644	(266)
Preferred dividend	4	4
Net income (loss) from the Company’s unconsolidated real estate entities	$1,640	$(270)
GPLP’s share of income (loss) from all of the Company's unconsolidated real estate entities	$878	$(130)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
Combined Statements of Operations	2014	2013
Total revenues	$17,410	$42,510
Operating expenses	10,385	21,217
Depreciation and amortization	1,013	11,637
Operating income	6,012	9,656
Gain on sale of properties, net (1)	—	12,365
Gain on debt extinguishment	—	13,250
Other expenses, net	127	152
Interest expense, net	2,302	8,342
Net income	3,583	26,777
Preferred dividend	12	16
Net income from the Company’s unconsolidated real estate entities	$3,571	$26,761
GPLP’s share of income from all of the Company's unconsolidated real estate entities	$1,883	$13,181

(1)	This amount includes a $15,254 gain recorded by the Blackstone Venture associated with the sale of Lloyd and a $2,889 loss recorded by the ORC Venture associated with the sale of Tulsa.

7.	Tenant Accounts Receivable, Net

The Company’s accounts receivable is comprised of the following components:

	September 30, 2014	December 31, 2013
Billed receivables	$3,913	$9,257
Straight-line receivables	25,142	23,583
Unbilled receivables	8,730	8,856
Less: Allowance for doubtful accounts	(3,863)	(4,634)
Tenant accounts receivable, net	$33,922	$37,062

The Company's Tenant accounts receivable, net associated with assets held-for-sale were $0 and $49 at September 30, 2014 and December 31, 2013, respectively. These items were classified in "Non-real estate assets associated with properties held-for-sale" within the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.	Mortgage Notes Payable

Mortgage notes payable as of September 30, 2014 and December 31, 2013 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rates		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2014	2013	2014	2013
Fixed Rate:
Glimcher Supermall Venture, LLC	$50,487	$51,611	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	53,766	54,359	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	65,792	66,663	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	172,788	174,774	4.60%	4.60%		(a)	$169,551	November 1, 2015
RVM Glimcher, LLC	46,003	46,608	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
Glimcher MJC, LLC	52,439	52,940	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	42,677	43,141	6.05%	6.05%		(a)	$38,307	July 6, 2020
JG Elizabeth II, LLC	350,000	350,000	3.83%	3.83%		(b)	$350,000	November 1, 2020
ATC Glimcher, LLC	40,072	40,577	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	82,000	4.57%	4.57%		(d)	$75,241	September 1, 2022
PFP Columbus II, LLC	225,000	225,000	3.90%	3.90%		(f)	$203,576	March 1, 2025
AHC Washtenaw, LLC	25,500	25,500	4.27%	4.27%		(q)	$20,949	(l)
Leawood TCP, LLC	73,945	74,873	5.00%	5.00%		(a)	$52,465	(j)
119 Leawood, LLC	36,804	37,305	4.25%	4.25%		(a)	$25,820	(j)
UPV Glimcher, LP	55,000	55,000	3.85%	3.85%		(g)	$45,977	May 1, 2028
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,451,273	1,459,351
Variable Rate:
Kierland Crossing, LLC	130,000	130,000	3.27%	3.27%	(h)	(b)	$130,000	(m)
Glimcher WestShore, LLC	99,600	99,600	2.80%	2.80%	(n)	(b)	$99,600	(p)
Glimcher WestShore Mezz, LLC	20,000	20,000	8.00%	8.00%	(o)	(b)	$20,000	(p)
	249,600	249,600
Other:
Fair value adjustments	1,552	2,596
Extinguished debt	—	135,026		(r)
Mortgage Notes Payable	$1,702,425	$1,846,573

Mortgage Note Payable Associated with Property Held-for-Sale
Extinguished debt	$—	$1,330		5.50%

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	The loan requires monthly payments of interest only until April 2020. Thereafter, monthly payments of principal and interest are required.

(g)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are required.

(h)	$105,000 was fixed through a swap agreement at a rate of 3.14% at September 30, 2014 and December 31, 2013, and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loans for Leawood TCP, LLC and 119 Leawood, LLC are cross-collateralized and have a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the initial development of the Jersey Gardens site. Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	The loan has a call date of January 1, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(m)	The loan matures May 22, 2015; however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(n)	Interest rate is the greater of 2.80% or LIBOR plus 2.30%. The rate has been capped at 6.30%.

(o)	Interest rate is the greater of 8.00% or LIBOR plus 7.50%. The rate has been capped at 11.50%

(p)	The loans mature October 1, 2015; however, the loans may be extended for two years subject to payment of certain loan extension fees and satisfaction of other conditions.

(q)	The loan requires primarily monthly payments of interest only until February 2017. Thereafter, monthly payments of principal and interest are required.

(r)	Interest rates ranging from 5.45% to 5.87% at December 31, 2013.

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $2,024,249 and $2,147,522 at September 30, 2014 and December 31, 2013, respectively. Certain loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes GRT’s affiliate borrowers are in compliance with all covenants at September 30, 2014.  Additionally, $149,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the initial development of Jersey Gardens, have been guaranteed by GRT as of September 30, 2014.

9.    Notes Payable

On February 13, 2014, GPLP closed on a modification and extension of its unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increased the maximum availability under the Credit Facility from $250,000 to $300,000 and extended the facility's maturity date to February 2018 with an additional one-year extension option. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of September 30, 2014 is LIBOR plus 1.75% per annum, or 1.91% per annum. GPLP may increase the total borrowing availability to $500,000 under an accordion feature. The Company's availability under the Credit Facility is determined based upon the value of its unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of September 30, 2014.

At September 30, 2014, the availability level on the Credit Facility was $300,000 and the outstanding balance was $133,000.  Additionally, $627 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2014, the unused balance of the Credit Facility available to the Company was $166,373 and the average interest rate on the outstanding balance was 1.91% per annum.

At December 31, 2013, the availability level on the Prior Facility was $198,528 and the outstanding balance was $0.  Additionally, $817 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2013, the unused balance of the Prior Facility available to the Company was $197,711.

10.    Equity Activity

On April 29, 2013, the Company redeemed 3,600,000 of its Series G Preferred Shares outstanding at $25.00 per share, plus accumulated and unpaid distributions for a total of $90,569 using net proceeds from the Series I Preferred Share offering that was completed in March 2013. In connection with this redemption, the Company used the catch-up method to accrete the excess of the scheduled call price over the carrying value, which includes previously incurred issuance costs, resulting in a charge of $9,426 for the nine months ended September 30, 2013.

On May 10, 2013, the Company filed an automatically effective universal shelf registration statement on Form S-3 (the "New Shelf") with the Securities and Exchange Commission ("SEC") registering debt securities, preferred shares, depository shares, Common Shares, equity warrants, units, rights (to purchase our common shares, preferred shares and other securities), purchase contracts, and any combination of the foregoing. The New Shelf replaced the previous shelf registration statement utilized by GRT which was filed with the SEC on February 25, 2011. The New Shelf has a three year term that expires on May 10, 2016 and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On May 10, 2013, the Company established a new continuous at-the-market equity offering program (the “2013 Program”), pursuant to which it may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215,000. During the nine months ended September 30, 2014, GRT did not issue any Common Shares in connection with the 2013 Program. As of September 30, 2014, GRT had $209,201 available for issuance under the 2013 Program.

On July 25, 2014, GPLP issued 130,592 additional units (the “Additional Units”) of limited partnership interests, which are designated as Series I-1 Preferred Interests. The Additional Units were issued in connection with the purchase of partnership interest in a mall. The Additional Units are classified as "Redeemable noncontrolling interests" within the Company's Consolidated Balance Sheets. The Additional Units are redeemable at the option of the holder of the Additional Units. The Additional Units bear substantially identical economic terms as the Series I Preferred Shares, except that the distributions on the Additional Units will be paid quarterly at a rate of 7.3%. In the event of liquidation and dissolution of the Partnership, the holders of Additional Units are entitled to receive an amount equal to the liquidation preference of the Additional Units plus accrued and unpaid dividends. With regard to rights to receive distributions and amounts payable upon liquidation and dissolution of the Partnership, the Series I-1 Preferred Interests rank on a parity with the GRT's Series G Preferred Shares, Series H Preferred Shares, and Series I Preferred Shares.

11.	Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. Any ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had no hedge ineffectiveness in earnings during the three and nine months ended September 30, 2014 and 2013.

Amounts reported in OCL relate to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $327 will be reclassified as an increase to interest expense.

As of September 30, 2014, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $125,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	Liability Derivatives
	As of September 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts payable and accrued expenses	$294	Accounts payable and accrued expenses	$514

The derivative instruments were reported at their fair value of $294 and $514 in accounts payable and accrued expenses at September 30, 2014 and December 31, 2013, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2014	2013		2014	2013		2014	2013
Interest Rate Products	$(12)	$(156)	Interest expense	$(132)	$(122)	Interest expense	$—	$(4)

During the three months ended September 30, 2014, the Company recognized other comprehensive income of $120, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2014, net of $132 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $2 of OCL to noncontrolling interest during the three months ended September 30, 2014.

During the three months ended September 30, 2013, the Company recognized other comprehensive loss on derivative instruments of $34, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2013, net of $122 in reclassifications to earnings for interest rate swap settlements during the period.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2014	2013		2014	2013		2014	2013
Interest Rate Products	$(165)	$(151)	Interest expense	$(389)	$(354)	Interest expense	$—	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the nine months ended September 30, 2014, the Company recognized other comprehensive income of $224, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2014, net of $389 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $4 of other comprehensive income to noncontrolling interests during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company recognized other comprehensive income on derivative instruments of $203, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2014, net of $354 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $4 of other comprehensive income to noncontrolling interests during the nine months ended September 30, 2013.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently has one interest rate cap with a notional amount of $102,500 that is not designated as a cash flow hedge. Changes in the fair value for derivatives not designated in hedging relationships are recorded in interest expense and were equal to $0 and $4 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $4 and $(6) for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

As of September 30, 2014, the fair value of derivatives in a net liability position, plus accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $342. As of September 30, 2014, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at September 30, 2014, it would have been required to settle its obligations under the agreements at their termination value of $341.

12.	Fair Value Measurements

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

During the nine months ended September 30, 2014, the Company reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2,513 impairment loss. The Company used multiple market indicators in determining the Property’s estimated fair value. Eastland was disposed of during the three months ended September 30, 2014.

The table below presents the Company’s liabilities measured at fair value as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Liabilities:
Derivative instruments, net	$—	$294	$—	$294

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Liabilities:
Derivative instruments, net	$—	$514	$—	$514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.    Stock-Based Compensation

Restricted Common Stock

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan and the GRT 2012 Incentive Compensation Plan (the "2012 Plan"). The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. During the nine months ended September 30, 2014, the Company granted 540,166 restricted Common Shares. Of this amount, 186,466 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date, 38,952 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date, and 314,748 restricted Common Shares vest on the fifth anniversary of the date of the grant. During the nine months ended September 30, 2013, the Company granted 194,391 restricted Common Shares.

The compensation expense for all restricted Common Shares was $919 and $790 for the three months ended September 30, 2014 and 2013, respectively, and $2,684 and $2,265 for the nine months ended September 30, 2014 and 2013, respectively. The amount of compensation expense related to unvested restricted Common Shares that the Company expects to expense in future periods, over a weighted average period of 3.6 years, is $13,116 as of September 30, 2014.

Stock Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the nine months ended September 30, 2014 and 2013, the Company issued 320,000 and 314,500 options, respectively. The fair value of each option granted in 2014 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.65%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 35.9%. The weighted average fair value of options issued during the nine months ended September 30, 2014 was $2.32 per share. Compensation expense recorded for the Company’s share option plans was $275 and $310 for the three months ended September 30, 2014 and 2013, respectively, and $829 and $828 for the nine months ended September 30, 2014 and 2013, respectively.

Performance Shares

During the nine months ended September 30, 2014, GRT allocated 186,466 performance shares (the "2014 Performance Shares") to its senior executive officers under the 2012 Plan. Under the terms of the award agreement for each respective grant, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2014 to December 31, 2016 (the “2014 Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-two retail-oriented REITs.

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

The amount of compensation expense related to all outstanding performance shares was $503 and $429 for the three months ended September 30, 2014 and 2013, respectively, and $1,225 and $1,042 for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.    Commitments and Contingencies

At September 30, 2014, there were 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share, b) one Common Share for each OP Unit or (c) any combination of cash and Common Shares.  The fair value of the OP Units outstanding at September 30, 2014 is $33,188 based upon a per unit value of $13.62 at September 30, 2014 (based upon a five-day average closing price of the Common Stock from September 23, 2014 to September 29, 2014).

The Company has provided a limited guarantee of franchise tax payments to be received by the City of Elizabeth, New Jersey (the "City") until franchise tax payments achieve $5,600 annually.  Through September 30, 2014, the Company has made $17,560 in payments under this guarantee agreement. During 2010, the Company was relieved from its limited guarantee of franchise taxes. The guarantee agreement allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2.00% per annum.  The reimbursement will occur from any excess assessments collected by the City above specified annual levels over the franchise assessment period of 30 years. Fifty percent of excess taxes collected over the $5,600 annual threshold will be paid by the City to the Company each year that the taxes collected exceed the threshold, until such time that the Company has recovered all previous guaranty payments plus LIBOR plus 2.00% per annum or the end of the franchise period is reached. As of September 30, 2014, the initial payment of $352 is due from the City. Based upon projected franchise tax collections during the guarantee period, the Company expects to recover at least $15,032 before the guarantee period ends in 2030.  Accordingly, this $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013.

15.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended September 30,
	2014			2013
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
(Loss) income from continuing operations	$(3,263)			$945
Less: preferred stock dividends	(5,895)			(5,895)
Noncontrolling interest adjustments (1)	123			74
Loss from continuing operations	$(9,035)	145,505	$(0.06)	$(4,876)	145,043	$(0.03)

Income (loss) from discontinued operations	$17,535			$(115)
Noncontrolling interest adjustments (1)	(291)			13
Income (loss) from discontinued operations and noncontrolling interest adjustments	$17,244	145,505	$0.12	$(102)	145,043	$(0.00)
Net income (loss) to common shareholders	$8,209	145,505	$0.06	$(4,978)	145,043	$(0.03)
Diluted EPS:
(Loss) income from continuing operations	$(3,263)	145,505		$945	145,043
Less: preferred stock dividends	(5,895)			(5,895)
Noncontrolling interest adjustments (2)	(33)			—
Operating partnership units		2,439			2,207
Loss from continuing operations	$(9,191)	147,944	$(0.06)	$(4,950)	147,250	$(0.03)
Income (loss) from discontinued operations(3)	$17,533	147,944	$0.12	$(104)	147,250	$(0.00)
Net income (loss) to common shareholders before operating partnership noncontrolling interests	$8,342	147,944	$0.06	$(5,054)	147,250	$(0.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2014			2013
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
(Loss) income from continuing operations	$(3,702)			$38,833
Less: preferred stock dividends	(17,685)			(18,521)
Less: preferred stock redemption costs	—			(9,426)
Noncontrolling interest adjustments (1)	385			(149)
(Loss) income from continuing operations	$(21,002)	145,274	$(0.14)	$10,737	144,334	$0.07

Income from discontinued operations	$17,073			$399
Noncontrolling interest adjustments (1)	(1,010)			(109)
Income from discontinued operations and noncontrolling interest adjustments	$16,063	145,274	$0.11	$290	144,334	$0.00
Net (loss) income to common shareholders	$(4,939)	145,274	$(0.03)	$11,027	144,334	$0.08
Diluted EPS:
(Loss) income from continuing operations	$(3,702)	145,274		$38,833	144,334
Less: preferred stock dividends	(17,685)			(18,521)
Less: preferred stock redemption costs	—			(9,426)
Noncontrolling interest adjustments (2)	19			—
Operating partnership units		2,445			2,247
Options/Performance shares		—			630
(Loss) income from continuing operations	$(21,368)	147,719	$(0.14)	$10,886	147,211	$0.07
Income from discontinued operations(3)	$16,345	147,719	$0.11	$296	147,211	$0.00
Net (loss) income to common shareholders before operating partnership noncontrolling interests	$(5,023)	147,719	$(0.03)	$11,182	147,211	$0.08

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

The Company has included OP Units in all periods presented since the per share/unit amounts are the same. When anti-dilutive, all other common stock equivalents are excluded from the respective computation of earnings per share. The Company has issued restricted shares which have non-forfeitable rights to dividends immediately after issuance and are considered participating securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

16.	Discontinued Operations

Financial results of Properties the Company sold or held-for-sale are reflected in discontinued operations for all periods presented in the Consolidated Statements of Comprehensive Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended September 30,
	2014	2013
Revenues	$448	$1,630
Other expense	(288)	(1,116)
Operating income	160	514
Interest expense, net	(201)	(629)
Net loss from operations	(41)	(115)
Gain on disposition of property	1,284	—
Gain on extinguishment of debt	16,292	—
Net income (loss) from discontinued operations	$17,535	$(115)

	For the Nine Months Ended September 30,
	2014	2013
Revenues	$4,704	$8,356
Other expense	(2,500)	(6,061)
Operating income	2,204	2,295
Interest expense, net	(1,523)	(1,896)
Net income from operations	681	399
Gain on disposition of assets	2,613	—
Gain on extinguishment of debt	16,292	—
Impairment loss	(2,513)	—
Net income from discontinued operations	$17,073	$399

The revenues, other expense, and interest expense for the three months ended September 30, 2014 primarily relate to the results of Eastland and Ohio River Plaza, located in Gallipolis, Ohio. The revenues, other expense, and interest expense for the nine months ended September 30, 2014 and for the three and nine months ended 2013 primarily relate to the results of Eastland, Ohio River Plaza, and Surprise.

Revenues and other expense for the nine months ended September 30, 2014 include the sale of the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900 and the Company recorded a gain on the sale of $372.

During the three months ended September 30, 2014, the Company sold Ohio River Plaza for $4,850 and recorded a gain of $1,284. During the nine months ended September 30, 2014, in addition to the sale of Ohio River Plaza, the Company sold a multi-tenant building located at River Valley Mall, in Lancaster, Ohio, for $3,090 and recorded a gain of $325; and also sold a multi-tenant building at Surprise for $2,754 and recorded a gain of $1,004.

A gain on the extinguishment of debt of $16,292 was recorded as a result of the conveyance on Eastland to the Eastland Lender for the three and nine months ended September 30, 2014.

In connection with the preparation of the financial statements for the nine months ended September 30, 2014, the Company reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2,513 impairment loss. The Company used multiple market indicators in determining the Property’s estimated fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

17.	Intangible Assets and Liabilities Associated with Acquisitions

Intangible assets and liabilities as of September 30, 2014, which were recorded at the respective acquisition dates, are associated with acquisitions of Polaris Fashion Place, located in Columbus, Ohio, Merritt Square Mall, located in Merritt Island, Florida, Town Center Plaza and Town Center Crossing, both located in Leawood, Kansas, Pearlridge Center, located in Aiea, Hawaii, Malibu Lumber Yard, located in Malibu, California, University Park, WestShore, Arbor Hills, and the OKC Properties.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $19,330 in which the Company is the lessor, a liability for acquired below-market leases of $87,042 in which the Company is the lessor, an asset of $12,571 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $74,065.

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

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $741 and $2,102 for the three months ended September 30, 2014 and 2013, respectively, and $4,301 and $5,209 for the nine months ended September 30, 2014 and 2013, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of accumulated amortization, as of September 30, 2014 and December 31, 2013:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	September 30, 2014	December 31, 2013
Above-Market Leases - Company is lessor	Prepaid and other assets	7.4	$11,215	$12,512
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	13.5	$51,492	$57,896
Below-Market Lease - Company is lessee	Prepaid and other assets	29.3	$9,884	$10,540
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	48.3	$6,995	$7,362
Tenant Relationships	Prepaid and other assets	2.3	$465	$621
In-Place Leases	Building, improvements, and equipment	9.3	$39,153	$44,392

18.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.98% to 6.00% per annum at September 30, 2014 and 3.06% to 6.00% per annum at December 31, 2013), the fair value of GRT's mortgage notes payable is estimated at $1,707,173 and $1,838,389 at September 30, 2014 and December 31, 2013, respectively, compared to its carrying amounts of $1,702,425 and $1,847,903, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

19.	Acquisition of Properties

On February 28, 2014, an affiliate of the Company purchased a joint venture interest in the OKC Properties for $51,820.

OKC Properties had revenues totaling $1,387 and $2,983 for the three and nine months ended September 30, 2014, respectively, and a net loss of $54 and $574 for the three and nine months ended September 30, 2014, respectively. The Company expensed acquisition costs relating to the OKC Properties acquisition of $0 and $723 as general and administrative expenses within the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014, respectively.

The following table summarizes the cash consideration paid for the OKC Properties and the amounts of the assets acquired and liabilities assumed at the acquisition date. As of September 30, 2014, the Company has finalized the purchase price allocation for the OKC Properties.

OKC Properties
Cash consideration paid for acquisition, net	$51,127

Recognized amounts of identifiable assets acquired and liabilities assumed:
Land	$19,584
Buildings, improvements and equipment	35,719
Tenant accounts receivable, net	(69)
Deferred costs	1,921
Prepaid and other assets (1)	622
Accounts payable and accrued expenses (2)	(6,650)
Total amount of identifiable assets acquired and liabilities assumed	$51,127

(1)	Amount relates to above-market leases.

(2)	Amount primarily relates to below-market leases.

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

	For the Three Months Ended September 30,
	2014			2013
	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma

Revenues	$98,334	$—	$98,334	$93,105	$—	$93,105
Net income	$14,272	$—	$14,272	$830	$—	$830
Net income attributable to Glimcher Realty Trust	$14,104	$—	$14,104	$917	$—	$917

Earnings per share - (basic) (4)	$0.06		$0.06	$(0.03)		$(0.03)
Earnings per share - (diluted) (4)	$0.06		$0.06	$(0.03)		$(0.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2014			2013
	As Reported	Pro-Forma Adjustments - Recent Acquisitions	Pro-Forma	As Reported	Pro-Forma Adjustments - Recent Acquisitions		Pro-Forma

Revenues	$289,437	$—	$289,437	$274,241	$9,897	(1)	$284,138
Net income	$13,371	$—	$13,371	$39,232	$(20,310)	(2)	$18,922
Net income attributable to Glimcher Realty Trust	$12,746	$—	$12,746	$38,974	$(19,997)	(3)	$18,977

Earnings per share - (basic) (4)	$(0.03)		$(0.03)	$0.08			$(0.06)
Earnings per share - (diluted) (4)	$(0.03)		$(0.03)	$0.08			$(0.06)

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

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to; the ability to obtain the approval of the merger of GRT into a subsidiary of WPG (as described below) by GRT’s common shareholders; the ability to satisfy the conditions to the merger (and any related transactions) on the proposed terms and timeframe; the possibility that the merger (and any related transactions) does not close when expected or at all; the ability to successfully operate and integrate the combined company created by the merger and achieve cost savings; the effect of the announcement of the merger on GRTs relationships with its tenants, lenders or other business parties or its operating results and businesses generally; changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure or inability to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles ("GAAP") or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has a material ownership or financial interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of September 30, 2014, we owned material interests in and managed 26 Properties (23 wholly-owned and three partially owned through joint ventures) which are located in 16 states. The Properties contain an aggregate of approximately 18.4 million square feet of gross leasable area (“GLA”), of which approximately 96.3% was occupied at September 30, 2014.

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

Proposed Merger

On September 16, 2014, GRT and GPLP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Washington Prime Group Inc. (“WPG”), Washington Prime Group, L.P. (“WPGLP”), WPG Subsidiary Holdings I, LLC (“Merger Sub I”) and WPG Subsidiary Holdings II Inc. (“Merger Sub II”), pursuant to which GRT will merge with and into Merger Sub I, which is a direct wholly-owned subsidiary of WPGLP (such transaction, the “Merger”). Upon completion of the Merger, WPG will conduct business under the name “WP GLIMCHER” and will use such name for all purposes, except as otherwise required by law or contract. At WPG's 2015 annual meeting of shareholders, the holders of WPG common shares will be asked to vote on a proposal to amend the WPG articles of incorporation to change the name of WPG to “WP GLIMCHER Inc.”

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding GRT common share of beneficial interest ("Common Shares" or "Common Stock") (other than certain Common Shares as set forth in the Merger Agreement) will be converted into the right to receive the Merger consideration, which consists of: (x) $10.40 in cash, without interest and (y) 0.1989 of a WPG common share. The total transaction value, including the assumption of debt, was approximately $4.3 billion as of September 15, 2014, assuming 0.1989 of a WPG common share is valued at $3.80 for purposes of determining the total transaction value, which value was determined by multiplying 0.1989 by the volume-weighted average closing price of WPG common shares on the ten trading days preceding the date the parties entered into the Merger Agreement. As a result of changes in the market price for WPG common shares, the final purchase price could differ significantly from such estimate.

Additionally, (i) each outstanding GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) will be converted into one share of 8.125% series G cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series G Preferred Shares”), (ii) each outstanding GRT 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares") will be converted into one share of 7.5% series H cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series H Preferred Shares”) and (iii) each outstanding GRT 6.875% Series I Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series I Preferred Shares”)will be converted into one share of 6.875% series I cumulative redeemable preferred stock, par value $0.0001 per share, of WPG (the “WPG Series I Preferred Shares”). In connection with the closing of the Merger, WPG plans to redeem all 4,700,000 WPG Series G Preferred Shares and anticipates sending a redemption notice to holders of the WPG Series G Preferred Shares on or shortly after the date of the closing of the Merger.

The Merger Agreement also provides for the Merger of Merger Sub II with and into GPLP. At the effective time of such Merger (i) each outstanding limited partnership unit of GPLP (the “OP Units”) issued and outstanding immediately prior to such effective time (other than certain OP Units as set forth in the Merger Agreement and the GPLP Series I-1 preferred limited partnership units as described below) will be converted into the right to receive 0.7431 of a newly issued, fully paid and non-assessable WPGLP unit and (ii) each GPLP 7.3% Series I-1 Preferred Interests (“Series I-1 Preferred Interests”) issued and outstanding immediately prior to such effective time will be converted into one preferred unit of WPGLP having the preferences, rights and privileges substantially identical to the preference, rights and privileges of the Series I-1 Preferred Interests prior to such Merger.

Concurrent with the execution of the Merger Agreement, WPGLP and Simon Property Group, L.P. (“Simon LP”) entered into a Purchase and Sale Agreement (the “Purchase Agreement”), pursuant to which WPGLP will sell, or cause to be sold (i) the equity interests in the owner of Jersey Gardens, a regional mall in Elizabeth, New Jersey (“Jersey Gardens”) and (ii) the equity interests in the owner of University Park Village, an open air center in Fort Worth, Texas (“University Park”) to Simon LP for $1.090 billion (subject to certain adjustments and apportionments as described in the Purchase Agreement). The closing of such sale will occur substantially simultaneously with the completion of the Merger.

Concurrently with the execution of the purchase agreement, GPLP entered into a letter agreement with WPGLP and Simon LP, under which GPLP is a third-party beneficiary of the Purchase Agreement and agrees to convey the equity interests in the owners of such properties to Simon LP at the closing and immediately prior to the effective time of the Merger.

Completion of the Merger is subject to, among other things, approval by the holders of the Common Shares. WPG will cause the WPG Board of Directors (the "WPG Board") immediately after the Merger to consist of nine members: (i) Mark Ordan (the current chief executive officer of WPG), (ii) Michael Glimcher (the current chairman of the board and chief executive officer of GRT), the other six members of the WPG Board as of September 16, 2014: Louis G. Conforti, Robert J. Laikin, David Simon, Jacquelyn R. Soffer, Richard S. Sokolov and Marvin L. White, and one additional trustee of GRT to be mutually agreed by GRT and WPG. Glimcher and WPG have agreed on Niles C. Overly as the additional trustee of GRT to serve on the WPG Board. Mark Ordan will be the executive chairman of WP GLIMCHER and Michael Glimcher will be the vice chairman, chief executive officer and president of WP GLIMCHER. Following the closing, the corporate headquarters and operations for WPG and its subsidiaries will be in Columbus, Ohio. The Merger is expected to be completed during the first quarter of 2015.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net income (loss) to common shareholders for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	2014	2013
Net income (loss) to common shareholders	$8,209	$(4,978)
Add back (less):
Real estate depreciation and amortization	31,286	28,932
Pro-rata share of consolidated joint venture depreciation	(39)	(18)
Pro-rata share of unconsolidated joint venture depreciation	42	837
Gain on the sale of property	(1,284)	—
Noncontrolling interests in operating partnership	133	(76)
Funds From Operations	$38,347	$24,697

	For the Nine Months Ended September 30,
	2014	2013
Net (loss) income to common shareholders	$(4,939)	$11,027
Add back (less):
Real estate depreciation and amortization	92,401	81,196
Pro-rata share of consolidated joint venture depreciation	(115)	(94)
Pro-rata share of unconsolidated joint venture depreciation	518	4,891
Pro-rata share of joint venture gain on the sale of assets, net	(502)	(5,565)
Gain on remeasurement of equity investment	—	(19,227)
Impairment loss on real estate asset	2,513	—
Gain on the sale of real estate assets	(1,609)	—
Noncontrolling interests in operating partnership	(84)	155
Funds From Operations	$88,183	$72,383

FFO increased by $15.8 million, or 21.8%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Acquisitions we made during 2013 and 2014, which include University Park, which we purchased in January 2013, WestShore Plaza ("WestShore"), an enclosed regional mall located in Tampa, Florida, of which we acquired the remaining 60% joint venture interest from our partner in June 2013 (the "WestShore Acquisition"), Arbor Hills, an open-air center located in Ann Arbor, Michigan, which we purchased in December 2013, and the February 2014 purchase (the "OKC Purchase") of open-air centers Classen Curve, The Triangle @ Classen Curve, and Nichols Hills Plaza (collectively the "OKC Properties"), which are located in the Oklahoma City, Oklahoma area (collectively the "Acquisitions"), contributed an additional $3.9 million in FFO when comparing the nine months ended September 30, 2014 to the same period ending in 2013. We also experienced an increase in minimum rents of $4.6 million from our comparable mall properties. Also, during the nine months ended September 30, 2013, we announced that we would redeem 3.6 million shares of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares"). In connection with this announcement, we wrote off the issuance costs and related discount of the Series G Preferred Shares, resulting in a charge of $9.4 million. Lastly, during the nine months ended September 30, 2014, we recorded a $16.3 million gain from the extinguishment of debt related to the disposal of Eastland Mall, located in Columbus, Ohio ("Eastland").

Offsetting these increases to FFO, we incurred $3.9 million more in interest costs from comparable properties. Interest costs increased primarily due to the new mortgage loans placed on Jersey Gardens and Polaris Fashion Place ("Polaris"), located in Columbus, Ohio, during 2013. We received $10.1 million less in FFO from our unconsolidated real estate entities. During the nine months ended September 30, 2013, the joint venture that owned Tulsa Promenade ("Tulsa"), located in Tulsa, Oklahoma, sold the Property and recorded a gain on the extinguishment of debt. The remaining decrease in FFO from unconsolidated entities can be primarily attributed to the WestShore Acquisition and the sale of Lloyd Center ("Lloyd"), an enclosed regional mall located in Portland, Oregon, which was previously owned through a joint venture with an affiliate of the Blackstone Group (the "Blackstone Venture"). Lastly, during the nine months ended September 30, 2014 we incurred $5.6 million in costs associated with the Merger.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. A core Property is considered comparable if held in each period being compared. A Property may be included whether or not it is reported in discontinued operations if it is owned by the Company during the entire reporting periods that are being compared, and when the Company files the financial reports. For the three and nine months ended September 30, 2014, there were discontinued operations that were comparable. The comparable property NOI reported in discontinued operations is reflected as a separate line item within the comparable NOI reconciliation below. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents and ground lease payments, amortization of above/below-market intangibles, termination income, and net income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another.

The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Operating income (continuing operations)	$16,269	$20,228	$(3,959)	$55,802	$61,607	$(5,805)

Depreciation and amortization	31,933	29,383	2,550	94,336	81,989	12,347
General and administrative	6,926	6,889	37	22,037	20,659	1,378
Merger related costs	5,588	—	5,588	5,588	—	5,588
Proportionate share of unconsolidated joint venture comparable NOI	1,069	897	172	2,940	2,649	291
Non-comparable Properties (1)	(1,517)	(260)	(1,257)	(7,285)	1,636	(8,921)
Comparable Properties in discontinued operations (2)	—	—	—	1,323	1,469	(146)
Termination income and net outparcel sales income	(852)	(272)	(580)	(2,616)	(3,246)	630
Straight-line rents	(405)	(977)	572	(1,768)	(3,139)	1,371
Non-cash ground lease adjustments	664	860	(196)	1,992	2,580	(588)
Above/below-market lease amortization	(1,618)	(1,660)	42	(5,267)	(4,507)	(760)
Fee income	(261)	(258)	(3)	(735)	(2,136)	1,401
Other (3)	287	485	(198)	740	1,106	(366)
Comparable NOI	$58,083	$55,315	$2,768	$167,087	$160,667	$6,420

Comparable NOI percentage change			5.0%			4.0%

(1)	Amounts include community centers, Arbor Hills, the OKC Properties, and WestShore.

(2)	Amounts include Eastland.

(3)	Other adjustments include discontinued developments costs, non-property income and expenses, and other non-recurring income or expenses.

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Total revenues increased 5.6%, or $5.2 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Of this amount, minimum rents increased $3.0 million, percentage rents increased $73,000, tenant reimbursements increased $1.4 million, and other revenues increased $817,000.

Minimum Rents

Minimum rents increased 5.2%, or $3.0 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This increase is attributable to the $1.5 million increase in minimum rents from the Acquisitions and $1.5 million to minimum rents from various Properties throughout our portfolio.

Percentage Rents

Percentage rents increased 2.3%, or $73,000, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 4.7%, or $1.4 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Of this increase, $856,000 can be attributed to the Acquisitions. The remaining Properties experienced an increase of $496,000. This increase can be primarily attributed to higher real estate taxes associated with comparable Properties when comparing the three months ended September 30, 2014 to the same period ended September 30, 2013.

Other Revenues

Other revenues increased 22.0%, or $817,000, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended September 30,
	2014	2013	Inc. (Dec.)
License agreement income	$2,254	$2,181	$73
Outparcel sales	813	—	813
Sponsorship income	633	494	139
Fee and service income	261	258	3
Other	576	787	(211)
Total	$4,537	$3,720	$817

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the three months ended September 30, 2014, we sold two outparcels for $813,000. The outparcels were located at Morgantown Mall, located in Morgantown, West Virginia, and Northtown Mall, located in Blaine, Minnesota.   Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 12.6%, or $9.2 million, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Property operating expenses increased $791,000, real estate taxes increased $979,000, the provision for doubtful accounts decreased $213,000, other operating expenses decreased $544,000, depreciation and amortization increased $2.6 million, general and administrative costs increased $37,000, and Merger related costs increased $5.6 million.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing, and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $791,000, or 3.7%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Of this increase, $605,000 can be attributed to the Acquisitions.

Real Estate Taxes

Real estate taxes increased $979,000, or 8.9%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  This increase can be primarily attributed to certain Properties being reassessed.

Provision for Doubtful Accounts

The provision for doubtful accounts was $181,000 for the three months ended September 30, 2014 compared to $394,000 for the three months ended September 30, 2013.  The provision represented 0.2% and 0.4% of revenue for the three months ended September 30, 2014 and 2013, respectively.

Other Operating Expenses

Other operating expenses decreased $544,000, or 13.1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The variance can be primarily attributed to a decrease in costs of providing services to our unconsolidated real estate entities.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.6 million, or 8.7%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Of this increase, $1.4 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses relate primarily to the corporate costs of the Company. These costs include, but are not limited to, wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $6.9 million for the three months ended September 30, 2014 and 2013.

Merger Related Costs

Merger related costs include, but are not limited to third party professional fees and corresponding travel related to the Merger. Merger related costs were $5.6 million for the three months ended September 30, 2014.

Interest Income

Interest income was $65,000 for the three months ended September 30, 2014 compared with interest income of $7,000 for the three months ended September 30, 2013. This increase in interest income can be primarily attributed to interest recorded on a long-term receivable, from a governmental entity, relating to Arbor Hills.

Interest Expense

Interest expense increased 6.9%, or $1.3 million, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The summary below identifies the increase by its various components (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013	Inc. (Dec.)
Average loan balance	$1,829,873	$1,697,438	$132,435
Average rate	4.51%	4.64%	(0.13)%

Total interest	$20,632	$19,690	$942
Amortization of loan fees	814	791	23
Capitalized interest	(794)	(1,154)	360
Fair value adjustments	(348)	(348)	—
Other	171	181	(10)
Interest expense	$20,475	$19,160	$1,315

The increase in interest expense was primarily due to an increase in the average loan balance and a decrease in capitalized interest. The average loan balance increased primarily due to the acquisition of Arbor Hills in 2013, the acquisition of the OKC Properties in 2014 and a new mortgage loan placed on Jersey Gardens during 2013. In addition, capitalized interest decreased due to the completion of redevelopment projects at Jersey Gardens and The Outlet Collection | Seattle ("Seattle"), located in Auburn, Washington.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net, contains results from our equity investments in Properties. The results primarily relate to the joint venture (the “ORC Venture”) that owns Puente Hills Mall (“Puente”), located in City of Industry, California.

Net income (loss) of the unconsolidated entities was $1.6 million and $(270,000) for the three months ended September 30, 2014 and 2013, respectively.  Our proportionate share of the results was $878,000 and $(130,000) for the three months ended September 30, 2014 and 2013, respectively. The increase primarily relates to the classification of Puente as held-for-sale and ceasing depreciation expense.

Discontinued Operations

Total revenues from discontinued operations were $448,000 and $1.6 million for the three months ended September 30, 2014 and 2013, respectively.  Income (loss) from discontinued operations during the three months ended September 30, 2014 and 2013 was $17.5 million and $(115,000), respectively.

The revenues for the three months ended September 30, 2014 and 2013 primarily relate to Ohio River Plaza, located in Gallipolis, Ohio, Town Square at Surprise ("Surprise"), located in Surprise, Arizona and Eastland.

The increase in income from discontinued operations for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, relates primarily to the $16.3 million gain on extinguishment of debt due to the conveyance of Eastland to the securitization trustee (the "Eastland Lender") for the securitized mortgage loan that encumbered Eastland.

Allocation to Noncontrolling Interests

During the three months ended September 30, 2014 and 2013, we allocated $(168,000) and $87,000 to noncontrolling interests, respectively.  Noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Noncontrolling interests also include the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Total revenues increased 5.5%, or $15.2 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Of this amount, minimum rents increased $12.1 million, percentage rents increased $483,000, tenant reimbursements increased $7.3 million, and other revenues decreased $4.7 million.

Minimum Rents

Minimum rents increased 7.2%, or $12.1 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  This increase is attributable to the $7.5 million increase in minimum rents from the Acquisitions and the remaining increase can be attributed to increased minimum rents from various Properties throughout our portfolio.

Percentage Rents

Percentage rents increased 6.8%, or $483,000, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 9.1%, or $7.3 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Of this increase, $3.8 million can be attributed to the Acquisitions. The remaining Properties experienced an increase of $3.5 million. This increase can be primarily attributed to both higher real estate taxes and higher snow removal costs associated with comparable Properties when comparing the nine months ended September 30, 2014 to the same period ended September 30, 2013.

Other Revenues

Other revenues decreased 25.7%, or $4.7 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The components of other revenues are shown below (in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Inc. (Dec.)
License agreement income	$6,288	$5,938	$350
Outparcel sales	2,813	4,435	(1,622)
Sponsorship income	1,809	1,342	467
Fee and service income	735	3,978	(3,243)
Other	1,890	2,516	(626)
Total	$13,535	$18,209	$(4,674)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months. During the nine months ended September 30, 2014, we sold five outparcels for $2.8 million. The outparcels were located at Grand Central Mall located in Vienna, West Virginia, The Mall at Fairfield Commons located in Beavercreek, Ohio, Morgantown Mall, and Northtown Mall. During the nine months ended September 30, 2013, we sold approximately sixty-nine acres of undeveloped land near Cincinnati, Ohio, for $4.4 million.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement. The decrease in fee and service income can be attributed to the sale of Lloyd and Tulsa, as well as the WestShore Acquisition, all of which occurred during June 2013.

Expenses

Total expenses increased 9.9%, or $21.0 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Property operating expenses increased $6.0 million, real estate taxes increased $2.7 million, the provision for doubtful accounts decreased $1.3 million, other operating expenses decreased $5.8 million, depreciation and amortization increased $12.3 million, general and administrative costs increased $1.4 million, and Merger related costs increased $5.6 million.

Property Operating Expenses

Property operating expenses increased $6.0 million, or 10.3%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Of this increase, $3.4 million can be attributed to the Acquisitions. Additionally, certain Properties experienced an increase in snow removal costs of $1.4 million when comparing the nine months ended September 30, 2014 to September 30, 2013.

Real Estate Taxes

Real estate taxes increased $2.7 million, or 8.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Of this increase, $734,000 can be attributed to the Acquisitions. The remaining increase can be primarily attributed to certain Properties that had increases in real estate taxes related to the Properties being reassessed.

Provision for Doubtful Accounts

The provision for doubtful accounts was $860,000 for the nine months ended September 30, 2014 compared to $2.1 million for the nine months ended September 30, 2013.  The provision represented 0.3% and 0.8% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

Other Operating Expenses

Other operating expenses decreased $5.8 million, or 33.0%, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.  We incurred $2.7 million less in costs associated with the sale of outparcels for the nine months ended September 30, 2014 compared to the same period ended 2013. The remaining variance can be primarily attributed to a decrease in costs of providing services to our unconsolidated real estate entities.

Depreciation and Amortization

Depreciation and amortization expense increased by $12.3 million, or 15.1%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of this increase, $8.7 million can be attributed to the Acquisitions. The remaining increase can be attributed to various Properties throughout our portfolio.

General and Administrative

General and administrative expenses were $22.0 million and $20.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses can be attributed primarily to increased costs relating to stock-based executive compensation, travel, legal costs, as well as acquisition costs associated with the OKC Purchase.

Merger Related Costs

Merger related costs include, but are not limited to third party professional fees and corresponding travel related to the Merger. Merger related costs were $5.6 million for the three months ended September 30, 2014.

Interest Income

Interest income was $204,000 for the nine months ended September 30, 2014 compared with interest income of $16,000 for the nine months ended September 30, 2013. This increase in interest income can be primarily attributed to interest recorded on a long-term receivable, from a governmental entity, relating to Arbor Hills.

Interest Expense

Interest expense increased 11.6%, or $6.4 million, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The summary below identifies the increase by its various components (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Inc. (Dec.)
Average loan balance	$1,822,431	$1,590,463	$231,968
Average rate	4.53%	4.70%	(0.17)%

Total interest	$61,917	$56,064	$5,853
Amortization of loan fees	2,473	2,631	(158)
Capitalized interest	(2,271)	(2,977)	706
Fair value adjustments	(1,044)	(1,044)	—
Other	516	524	(8)
Interest expense	$61,591	$55,198	$6,393

The increase in interest expense was primarily due to an increase in the average loan balance and a decrease in capitalized interest. The average loan balance increased primarily due to the acquisitions of WestShore and Arbor Hills in 2013, the acquisition of the OKC Properties in 2014 and a new mortgage loan placed on Jersey Gardens during 2013. Capitalized interest decreased due to the completion of redevelopment projects at Jersey Gardens and Seattle. These costs were offset by a decrease in amortization of loan fees. The reduction in amortization of loan fees was primarily due to loan fees incurred on the University Park term loan in 2013.

Gain on Remeasurement of Equity Method Investment

During the nine months ended September 30, 2013, we recorded a gain of $19.2 million as a result of the remeasurement of our equity investment in WestShore. This gain was the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages. We did not have any comparable activity for the nine months ended September 30, 2014.

Equity in Income of Unconsolidated Real Estate Entities, Net

Net income of the unconsolidated entities was $3.6 million and $26.8 million for the nine months ended September 30, 2014 and 2013, respectively.  Our proportionate share of the results was $1.9 million and $13.2 million for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2013, the ORC Venture sold Tulsa which resulted in a $2.9 million loss on the sale of real estate assets and a $13.3 million gain associated with the extinguishment of debt. Also, the Blackstone Venture sold Lloyd for a gain of $15.2 million. We did not have any comparable activity for the nine months ended September 30, 2014.

Discontinued Operations

Total revenues from discontinued operations were $4.7 million and $8.4 million for the nine months ended September 30, 2014 and 2013, respectively.  Income from discontinued operations during the nine months ended September 30, 2014 and 2013 was $17.1 million and $399,000, respectively.

The revenues for the nine months ended September 30, 2014 and 2013 primarily relate to Eastland, Ohio River Plaza and Surprise. The revenues and expenses for the nine months ended September 30, 2014 include the sale of the remaining 1.3 acre parcel of undeveloped land located at Surprise. The land was sold for $900,000 and we recorded a gain on the sale of $372,000.

In connection with the preparation of the financial statements for the nine months ended September 30, 2014, we reduced the carrying value of Eastland to its estimated net realizable value and recorded a $2.5 million impairment loss. We used multiple market indicators in determining the Property’s estimated fair value. During this time, we also recorded a $16.3 million gain on the extinguishment of debt relating to the conveyance of Eastland to the Eastland Lender. Also, during the nine months ended September 30, 2014, we sold the multi-tenant building located at Surprise and recorded a $1.0 million gain. Also, during the nine months ended September 30, 2014, we recorded a gain of $325,000 associated with the sale of a multi-tenant building at River Valley Mall located in Lancaster, Ohio. The Company sold Ohio River Plaza for $4.9 million and recorded a gain of $1.3 million for the nine months ended September 30, 2014.

Allocation to Noncontrolling Interests

During the nine months ended September 30, 2014, we allocated $625,000 to noncontrolling interests. This allocation primarily includes the 50% allocation of the $1.0 million gain we recorded when we sold the multi-tenant building at Surprise. During the nine months ended September 30, 2013, we allocated $258,000 to noncontrolling interests.  Noncontrolling interests represent the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Noncontrolling interests also include the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Liquidity and Capital Resources

Liquidity

The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund our short and long-term liquidity requirements.  Until the Merger closes, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded with net cash provided by operating activities and certain other capital activities allowed under the Merger Agreement.

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares or Common Stock, and OP Units. We anticipate that these needs will be met primarily with cash flows provided by operations.

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

In January 2014, we executed an agreement with the Eastland Lender and commenced marketing this Property for sale.  Since Eastland did not sell within the six month marketing period established by the aforementioned agreement, the Eastland Lender acquired title to the Property by a deed in lieu of foreclosure and issued a full release of the associated $39.8 million mortgage lien as part of the transfer.

On February 13, 2014, we closed on a modification and extension of our unsecured corporate credit facility (as amended, the “Credit Facility”). The Credit Facility amended the unsecured credit facility that was due to expire in February 2017 (the “Prior Facility”). The modification increases the maximum availability under the Credit Facility from $250.0 million to $300.0 million and extends the facility's maturity date to February 2018 with an additional one-year extension option available that would extend the final maturity date to February 2019. The Credit Facility provides for improved pricing through a lower interest rate structure. The interest rate ranges from LIBOR plus 1.40% to LIBOR plus 2.00% per annum based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of September 30, 2014 was LIBOR plus 1.75% per annum. We may increase the total borrowing availability to $500.0 million under an accordion feature. Our availability under the Credit Facility is determined based upon the value of our unencumbered assets and is measured on a quarterly basis. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio. Based upon our September 30, 2014 financial statements, we are in compliance with the covenants for the Credit Facility as listed below:

	Credit Facility Requirements	September 30, 2014
Maximum corporate debt to total asset value	60.0%	50.1%
Minimum interest coverage ratio	1.75 x	2.62 x
Minimum fixed charge coverage ratio	1.50 x	1.84 x
Maximum recourse debt	10.0%	4.0%

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

On May 10, 2013, we established a new continuous offering program (the “2013 Program”), pursuant to which we may offer and sell, from time to time, Common Shares with an aggregate sale price of up to $215.0 million. The 2013 Program replaces the prior $200.0 million continuous offering program initially established in May 2011 and subsequently amended from time to time (the “2011 Program” and, together with the 2013 Program, the “GRT ATM Program”). During the nine months ended September 30, 2014, we had no activity and did not issue any shares under the GRT ATM Program. As of September 30, 2014, we had $209.2 million available for issuance under the GRT ATM Program.

At September 30, 2014, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt was 44.8%, compared to 52.8% at December 31, 2013. We also consider and review the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Under GRT's Second Amended and Restated Declaration of Trust, we are authorized to issue 250.0 million shares of beneficial interest. As of September 30, 2014, we have approximately 60.5 million shares of beneficial interest of GRT available for issuance.

At September 30, 2014, the aggregate borrowing availability on the Credit Facility, based upon quarterly availability tests, was $300.0 million and the outstanding balance was $133.0 million. Additionally, $626,900 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of September 30, 2014, the unused balance of the Credit Facility available to the Company was $166.4 million.

At September 30, 2014, our mortgage notes payable were collateralized by first mortgage liens on sixteen of our Properties having a net book value of $2.0 billion. We have nine unencumbered assets and other corporate assets that have a combined net book value of $366.1 million.

On April 23, 2014, the Company announced its intention to sell between three to four of the Properties within its portfolio as part of a strategy to raise approximately $200 to $300 million of capital from such dispositions. Due to the execution of the Merger Agreement, the Properties are no longer listed for sale.

During October 2014, the $100.0 million contract executed by the indirect wholly-owned subsidiary of the ORC Venture to sell Puente became definitive when the deposits from the buyer became non-refundable.  The ORC Venture expects to complete the sale of Puente during the fourth quarter of 2014. The Company owns a 52% joint venture interest in the ORC Venture.

Cash Activity

For the nine months ended September 30, 2014

Net cash provided by operating activities was $98.1 million for the nine months ended September 30, 2014 (See also “Results of Operations - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

Net cash used in investing activities was $104.5 million for the nine months ended September 30, 2014.  We spent $123.3 million on our investments in real estate. Of this amount, $51.1 million was attributable to the OKC Purchase. We also spent $28.7 million toward development, redevelopment and renovation associated with multiple projects. We also spent $25.0 million to re-tenant existing spaces, with the most significant expenditures occurring at WestShore, Scottsdale Quarter ("Scottsdale"), located in Scottsdale, Arizona, and The Mall at Fairfield Commons.  The remaining amount was spent on operational capital expenditures. We received $13.4 million from the sale of assets. Of this amount, $4.6 million was from the sale of Ohio River Plaza, $2.6 million was from the sale of the multi-tenant building at Surprise, $1.2 million was from the sale of vacant land at The Mall at Fairfield Commons, $2.9 million was from the sale of a multi-tenant building at River Valley Mall, and a combined $2.1 million was from the sale of three outparcels located at Grand Central Mall, Northtown Mall, Surprise, and two outparcels at Morgantown Mall.

Net cash used in financing activities was $34.8 million for the nine months ended September 30, 2014.  We increased our outstanding indebtedness under the Credit Facility by $133.0 million. Offsetting this increase to cash, we made $104.7 million in principal payments on existing mortgage debt.  Of this amount, $93.2 million was used to repay the mortgage loan on The Mall at Fairfield Commons with available funds from our Credit Facility and $1.3 million was used to repay the Surprise Loan in connection with its sale. Additionally, regularly scheduled principal payments of $10.2 million were made on various loan obligations. Also, $62.0 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the nine months ended September 30, 2013

Net cash provided by operating activities was $90.4 million for the nine months ended September 30, 2013 (See also “Results of Operations - Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013” for descriptions of 2014 and 2013 transactions affecting operating cash flow).

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

Net cash provided by financing activities was $94.6 million for the nine months ended September 30, 2013. We raised net proceeds of $16.9 million from the GRT ATM Program. We received $340.0 million in proceeds from the issuance of mortgage notes payable, of which $225.0 million was secured by Polaris, and $115.0 million in total by a term loan and a mortgage loan at University Park. We increased our outstanding indebtedness under the Prior Facility by $38.0 million. Furthermore, the Company issued Series I Preferred Shares in March 2013 and April 2013, raising net proceeds of $91.6 million. Offsetting these increases to cash, we made $231.8 million in principal payments on existing mortgage debt. Of this amount, $125.2 million was used to repay the mortgage loan on Polaris and $60.0 million was used to repay the term loan on University Park. We paid a total of $35.6 million for the repayment in full of the Colonial Park Mall, located in Harrisburg, Pennsylvania, mortgage and a reduction of the Surprise mortgage. Additionally, regularly scheduled principal payments of $11.0 million were made on various loan obligations. We used $90.0 million toward the redemption of 3.6 million shares of Series G Preferred Shares. Also, $62.9 million in dividend payments were made to holders of our Common Shares, OP Units, preferred shares, and preferred OP Units.

Financing Activity - Consolidated

Total debt decreased by $12.5 million during the first nine months of 2014. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2013	$1,847,903	$—	$1,847,903
Conveyance of Eastland	(39,752)		(39,752)
Repayment of debt	(94,504)	—	(94,504)
Debt amortization payments	(10,178)	—	(10,178)
Amortization of fair value adjustment	(1,044)	—	(1,044)
Net borrowings, facilities	—	133,000	133,000
Balance at September 30, 2014	$1,702,425	$133,000	$1,835,425

On March 21, 2014, the Surprise Venture completed the sale of a multi-tenant building at Surprise. As a result of the sale, the $1.3 million mortgage loan was repaid with proceeds from the sale.

In January 2014, we executed an agreement with the Eastland Lender and commenced marketing the Property for sale.  Since Eastland did not sell within the six month marketing period established by the aforementioned agreement, the Eastland Lender acquired title to the Property by a deed in lieu of foreclosure and issued a full release of the associated $39.8 million mortgage lien as part of the transfer in July of 2014.

On September 2, 2014, we repaid the $93.2 million mortgage loan on The Mall at Fairfield Commons with available funds from our Credit Facility.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities remained unchanged during the first nine months of 2014. The mortgage note payable associated with Puente is collateralized with a first mortgage lien.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 8 - “Mortgage Notes Payable” and Note 9 - "Notes Payable" to the consolidated financial statements.

At September 30, 2014, we had the following obligations relating to dividend distributions.  In the third quarter of 2014, the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.8 million, to be paid during the fourth quarter of 2014.  Our Series G Preferred Shares, Series H Preferred Shares, Series I Preferred Shares, and Series I-1 Preferred Interests pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  The distribution obligation at September 30, 2014 for Series G Preferred Shares, Series H Preferred Shares, Series I Preferred Shares, and Series I-1 Preferred Interests were $2.4 million, $1.9 million, $1.6 million, and approximately $53,000, respectively, which represent the dividends declared but not paid as of September 30, 2014. The annual obligation for our preferred shares and interests is $23.8 million per year.

At September 30, 2014, there were approximately 2.4 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT, (ii) Common Shares at the exchange ratio of one share for each OP Unit, or (iii) any combination of cash and Common Shares.  The fair value of the OP Units outstanding at September 30, 2014 was $33.2 million based upon a per unit value of $13.62 at September 30, 2014 (based upon a five-day average of the Common Stock price from September 23, 2014 to September 29, 2014).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2014 was $2.7 million.

At September 30, 2014, we had executed leases committing to $33.3 million in tenant allowances.  The leases will generate gross rents of approximately $164.6 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $45.4 million at September 30, 2014.

The Company currently has two ground lease obligations relating to Pearlridge Center ("Pearlridge") located in Aiea, Hawaii and Malibu Lumber Yard ("Malibu") located in Malibu, California.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058, with two ten-year extension options that are exercisable at our option.

The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options.

Our obligations under the aforementioned ground leases are as follows: 2014 - $1.2 million, 2015-2016 - $9.5 million, 2017-2018 - $9.6 million, and $283.7 million thereafter.

Commercial Commitments

The terms of the Credit Facility as of September 30, 2014 are discussed in Note 9 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

The Company's pro-rata share of its material unconsolidated joint venture obligations and commitments are discussed below.

Puente’s outstanding amount on the mortgage note payable was $60.0 million at September 30, 2014. The loan requires Puente to make monthly payments of interest only with the outstanding principal being due and payable at the maturity date of July 1, 2017. Our pro-rata share of the long-term debt obligation for the scheduled payment of principal was $31.2 million at September 30, 2014.

We have a pro-rata obligation for tenant allowances at Puente in the amount of $184,600 for tenants who have signed leases which will generate pro-rata gross rents of approximately $3.1 million over the original lease term.

The ORC Venture currently has one ground lease obligation relating to Puente.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal, with the next re-appraisal due in 2024. The Puente ground lease expires in 2059. Our current pro-rata share of this obligation, through the next revaluation date, is as follows: 2014 - $117,000, 2015-2016 - $937,000, 2017-2018 - $937,000, and $2.7 million thereafter.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures and Deferred Leasing Costs

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time a project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the estimated useful life of the respective asset.  Included within Developments in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $755,000 and $536,000 for the three months ended September 30, 2014 and 2013, respectively and $2.1 million and $2.0 million for the nine months ended September 30, 2014 and 2013 respectively.

Deferred leasing costs primarily consist of leasing and legal expenditures used to facilitate a signed lease agreement. These costs are deferred and amortized over the initial term of the lease. During the three months ended September 30, 2014 and 2013, the Company capitalized $1.6 million and $1.5 million of these costs, respectively and during the nine months ended September 30, 2014 and 2013, the Company capitalized $5.3 million and $4.8 million of these costs, respectively.

The tables below summarize the amounts spent on capital expenditures for the three and nine months ended September 30, 2014. The amounts represented within the table generally include cash paid to third parties. These tables exclude numerous items such as capitalized interest, wages and real estate taxes, as well as amounts spent for furniture and fixtures, computer equipment, and automobiles.

	Capital Expenditures for the Three Months Ended September 30, 2014 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Total Redevelopments, Renovations, and Anchor Store Improvements and Allowances	$17,300	$—	$17,300

Property Capital Expenditures:
Non-anchor stores tenant improvements and allowances	$4,172	$158	$4,330
Operational capital expenditures	2,872	80	2,952
Total Property Capital Expenditures	$7,044	$238	$7,282

	Capital Expenditures for the Nine Months Ended September 30, 2014 (dollars in thousands)
	Consolidated Properties	Unconsolidated Joint Ventures Proportionate Share	Total
Total Redevelopments, Renovations, and Anchor Store Improvements and Allowances	$39,979	$—	$39,979

Property Capital Expenditures:
Non-anchor stores tenant improvements and allowances	$11,425	$173	$11,598
Operational capital expenditures	6,753	80	6,833
Total Property Capital Expenditures	$18,178	$253	$18,431

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for such expenditures.  Current anchor store tenant improvements that are in progress for the nine months ending September 30, 2014 include improvements for a Dick’s Sporting Goods and Macy's at WestShore, and Elder-Beerman and H&M at The Mall at Fairfield Commons, and H&M stores at the Dayton Mall, in Dayton, Ohio, and at Weberstown Mall located in Stockton, California. Redevelopment expenditures relate to allowances for new stores at Seattle such as: Michael Kors, Adidas, and Charlotte Russe. We also added West Elm at the Triangle at Classen Curve.

The tenant improvements in 2014 for non-anchor stores include stores such as VIE Fitness at Arbor Hills, Jo-Ann Fabrics at Ashland Town Center, located in Ashland, Kentucky, Kay Jewelers and Rue 21 at Colonial Park Mall, Altar’d State and Anthem Media at Town Center Plaza, located in Leawood, Kansas, Starbucks at The Mall at Fairfield Commons, Brooks Brothers, Lego, Michael Kors and Torrid at Jersey Gardens, Shoe Dept. Encore and Aeropostale at River Valley Mall, Asics, Forever 21, Intermix, and Suit Supply at Scottsdale, Adidas, Charlotte Russe, Guess Factory, and H&M at Weberstown Mall. We are also converting a former Elder-Beerman For Her department store into restaurants at The Mall at Fairfield Commons, which is scheduled to be completed in 2015.

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

We are working on anchor store re-tenanting projects at several of our Properties that are scheduled for completion in 2014. A former anchor store at University Park was converted to four new specialty stores, most of which are first-to-market in Fort Worth, Texas. We are adding new H&M stores at both of our Dayton, Ohio malls as well as at Weberstown Mall in 2014. A new Dick’s Sporting Goods store opened in the second quarter at WestShore. A new 10-screen Cinemark theater completed construction at River Valley Mall and opened in August 2014. We are also converting a former Elder Beerman for Her department store into restaurants at The Mall at Fairfield Commons which is expected to be completed during 2015.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all aspects of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

The first two phases of Scottsdale are completed with approximately 542,000 square feet of GLA consisting of approximately 366,000 square feet of retail space and approximately 176,000 square feet of office space above the retail units. We have commenced construction of the third phase of Scottsdale ("Phase III"). Construction began on the north parcel in November 2013 of luxury apartment units with ground floor retail. We have retained a 25% interest in the apartment development and our joint venture partner will build and manage the apartment complex. Construction on the south parcel commenced in August 2014 and will include a 140,000 square foot building that will be comprised of retail and office. American Girl will be the retail anchor for the building and comprises more than 45% of the planned retail in the building. Office pre-leasing on the south parcel building is underway, and the south parcel development is expected to be completed in 2015. The middle parcel will be the final component of Phase III and will be comprised of retail and likely a boutique hotel. Phase III will add density at Scottsdale with a mix of office, residential, and lodging; but the cornerstone of the development remains retail. The total investment in Phase III of Scottsdale will be approximately $130 million to $140 million and will be funded by a combination of availability on our Credit Facility and proceeds from asset sales.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture malls (“Mall Store Sales”), for the twelve month period ended September 30, 2014 were $472 per square foot, compared to $465 per square foot for the twelve month period ended September 30, 2013.  Mall Store Sales include only those stores open for the twelve months ended September 30, 2014 and 2013.

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

Portfolio occupancy statistics, by Property type, are summarized below:

	Occupancy (1)
	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013

Total Occupancy
Core Malls (2)	96.3%	95.3%	94.5%	95.6%	95.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture malls.

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

The following table summarizes our new and renewal leasing activity for the nine months ending September 30, 2014:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	75,187	—	75,187	$8.50	$—	$8.50
Mall non-anchors	335,357	530,853	866,210	$30.21	$36.63	$33.97

The following table summarizes the new and renewal lease activity, and the comparative prior rents, for the three and nine months ended September 30, 2014, for only those leases where the space was occupied in the previous 24 months.

	GLA Analysis					Average Annualized Base Rents
Three months ended September 30, 2014	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	41,294	118,955	160,249	$34.28	$27.44	$30.93	$26.61	$31.79	$26.83	19%

	GLA Analysis					Average Annualized Base Rents
Nine months ended September 30, 2014	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	122,406	402,726	525,132	$33.25	$27.54	$38.28	$32.39	$37.11	$31.26	19%

The Merger Agreement contains certain restrictions on our ability to enter into, renew, amend, modify, and terminate certain leases and also assign our rights under certain leases.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2014, approximately 84.9% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.9 years and a weighted-average interest rate of approximately 4.6%. At December 31, 2013, approximately 92.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.2 years and a weighted-average interest rate of approximately 4.7%. The remainder of our debt at September 30, 2014 and December 31, 2013 bears interest at variable rates with weighted-average interest rates of approximately 2.9% and 3.7%, respectively.

At September 30, 2014, the fair value of our debt (excluding borrowings under our Credit Facility) was $1.707 billion, compared to its carrying amount of $1.702 billion. Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2014, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $2.4 million per year. Also, the fair value of our debt would decrease by approximately $41.6 million. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $247,000 per year and increase the fair value of our debt by approximately $44.7 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to interest rate floors and the current LIBOR rate, which was 0.16% as of September 30, 2014. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 11 - "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third quarter of 2014 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  In accordance with ASC Topic 450 - “Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

A putative class action lawsuit challenging the proposed transactions contemplated by the Merger Agreement has been filed in Maryland state court. The action was filed on October 2, 2014 and is captioned Zucker v. Glimcher Realty Trust et al., 24-C-14-005675 (Circ. Ct. Baltimore City). The Zucker complaint alleges that the trustees of GRT breached their fiduciary duties to Glimcher shareholders by agreeing to sell Glimcher for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. In addition, the lawsuit alleges that Glimcher, WPG and certain of their affiliates aided and abetted these purported breaches of fiduciary duty. The Zucker complaint further alleges that the trustees of GRT were incentivized to enter into the Merger Agreement due to their ownership of large amounts of restricted stock and/or stock options and that Mr. Glimcher would be employed by the surviving entity and that he, in addition to another trustee of GRT, would join the board of the surviving entity. The lawsuit seeks, among other things, an injunction barring the Merger.

On October 23, 2014, a second putative class action lawsuit challenging the Merger was filed in Maryland state court. The action is captioned Motsch v. Glimcher Realty Trust et al., 24-C-14-006011 (Circ. Ct. Baltimore City). The Motsch complaint alleges breach of fiduciary duty claims against the Glimcher trustees and aiding and abetting claims against Glimcher, WPG and certain of their affiliates substantially similar to those asserted in the Zucker complaint. The Motsch complaint also asserts a derivative claim for breach of fiduciary duty against the Glimcher trustees. The defendants intend to vigorously defend the lawsuits.

Item 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2013, except for the following related to the announced proposed Merger between the Company and WPG.

The pendency of the Merger Agreement could have a negative impact on our business.

The announcement and pendency of the Merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•
intensifying existing litigation, including the litigation disclosed under “Item 1. Legal Proceedings” above, or increasing new legal claims from purported shareholders challenging the Merger Agreement;

•	intensifying competition as our competitors may seek opportunities that we are unable to pursue due to the pending Merger or cannot pursue effectively due to the pending Merger;

•	affecting our relationships with our tenants, vendors, and employees;

•	limiting certain of our business operations prior to completion of the Merger which may prevent us from pursuing certain opportunities without WPG’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;

•
impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with WPG following the completion of the Merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The Merger Agreement contains certain restrictions and limitations on our operations that could adversely affect the business and operations of the Company.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our respective businesses prior to completing the Merger. These restrictions may prevent the Company from pursuing certain strategic transactions, undertaking certain significant capital projects, undertaking certain significant financing transactions, delaying our execution of any of the aforementioned in a manner that adversely impacts our business, or otherwise pursuing other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The failure to complete the Merger could negatively impact our business.

There is no assurance that the Merger with WPG will occur or that the conditions to the Merger will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstances that could give rise to the termination of the Merger Agreement will not occur. If the proposed Merger or a similar transaction is not completed, the price of our common shares may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. Certain costs associated with the Merger are already incurred or may be payable even if the Merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Moreover, any disruptions to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our tenants, vendors, and employees or recruiting and retention efforts of rank and file employees and other key personnel, could continue or accelerate in the event of a failed transaction. Finally, there can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

Failure to complete the Merger in a timely manner could negatively affect the share prices and future businesses and financial results of the Company.

Delays in consummating the Merger could negatively affect the Company’s future businesses and financial results, and, in that event, the market price of our common and even preferred shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the Merger is not consummated for any reason, the Company’s ongoing businesses could be adversely affected, and the Company will be subject to several risks, including the following:

•
the payment by the Company of certain costs, including costs relating to the Merger such as legal, accounting, financial advisory, filing, printing and mailing fees and being required, under certain circumstances, to pay a termination fee of $47.61 million to WPG or reimburse up to $8.5 million of WPG's actual out-of-pocket expenses, provided that the amount of the expenses paid by the Company to WPG will be credited against the termination fee if such termination fee subsequently becomes payable; and

•	the diversion of management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.

If the Merger is not consummated, the Company will not achieve the expected benefits thereof and will be subject to the risks described above, any of which could materially affect the Company’s business, financial results and share price.

Counterparties to certain significant agreements with the Company have consent rights in connection with the Merger.

The Company is party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Merger constitutes a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Merger, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. Moreover, the modifications may contain terms, conditions, and provisions that are more favorable to the counterparty than the Company. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3    Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5    Other Information

None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated September 16, 2014, between Glimcher Realty Trust, Glimcher LP, Washington Prime Group Inc. and Washington Prime Group LP (including the exhibits attached thereto) (incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 19, 2014).

3.1	Amended and Restated Bylaws of Glimcher Realty Trust (incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 19, 2014).
10.166	Amendment No. 13 to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
10.167	Restricted Stock Award Agreement, dated August 25, 2014 (pertains to restricted stock grant to Mr. Michael P. Glimcher).
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Dated:    November 4, 2014